Form 10-Q
period 2020-09-30
Nkarta, Inc.
filed 2020-11-12
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 9, 2020, the registrant had 32,595,397 shares of common stock, par value $0.0001 per share, outstanding.

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

•	the future results of ongoing or later clinical trials, including of NKX101 and NKX019;
•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;
•	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to complete construction and qualification of manufacturing facilities to produce clinical and commercial products;
•	our ability to develop, characterize, and control manufacturing processes for our product candidates;
•	the size and growth potential of the markets for our products, and our ability to identify target patient populations and serve those markets, especially for diseases with small patient populations;
•	our ability to successfully commercialize our products, including obtaining reimbursement on favorable terms;
•	our ability to develop and maintain sales and marketing capabilities;
•	the rate and degree of market acceptance of our products;
•	our ability to obtain and maintain insurance coverage and reimbursement for our product candidates;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to attract and retain strategic partners with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or become available;
•	our ability to attract and retain key scientific, commercial or management personnel;
•	our expectations regarding the period during which we qualify under the JOBS Act as an emerging growth company or a smaller reporting company;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
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
•

other risks and factors described in this Quarterly Report on Form 10-Q and those listed under “Risk Factors” in our Form S-1 filed with the SEC, which became effective on July 9, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

i

You should read the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$188,568	$20,607
Short-term investments, available-for-sale	141,191	16,384
Prepaid expenses and other current assets	3,635	474
Total current assets	333,394	37,465
Restricted cash	413	268
Property and equipment, net	9,180	3,080
Operating lease right-of-use assets	8,763	7,144
Other long-term assets	545	455
Total assets	$352,295	$48,412
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$2,262	$1,882
Operating lease liabilities, current portion	1,476	1,516
Preferred stock purchase right liability	—	1,478
Accrued and other current liabilities	5,821	3,289
Total current liabilities	9,559	8,165
Operating lease liabilities, net of current portion	7,659	5,780
Other long-term liabilities	96	134
Total liabilities	17,314	14,079
Commitments
Convertible preferred stock	—	59,815
Stockholders’ equity (deficit)
Common stock	3	1
Additional paid-in capital	435,098	1,179
Accumulated other comprehensive loss	4	(2)
Accumulated deficit	(100,124)	(26,660)
Total stockholders’ equity (deficit)	334,981	(25,482)
Total liabilities and stockholders’ equity (deficit)	$352,295	$48,412

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$—	$—	$—	$115
Operating expenses
Research and development	9,828	4,620	24,950	10,535
General and administrative	3,918	1,289	8,560	3,281
Total operating expenses	13,746	5,909	33,510	13,816
Loss from operations	(13,746)	(5,909)	(33,510)	(13,701)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	3,383	(40,163)	3,383
Change in fair value of derivative liability	—	858	—	858
Loss from extinguishment of debt	—	(752)	—	(752)
Interest income	206	—	358	60
Interest expense	—	(283)	—	(472)
Other income (expense), net	(153)	35	(149)	35
Total other income (expense), net	53	3,241	(39,954)	3,112
Net loss	$(13,693)	$(2,668)	$(73,464)	$(10,589)
Comprehensive loss:
Net loss	$(13,693)	$(2,668)	$(73,464)	$(10,589)
Other comprehensive loss	3	—	6	—
Comprehensive loss	$(13,690)	$(2,668)	$(73,458)	$(10,589)
Net loss per share, basic and diluted	$(0.44)	$(1.75)	$(6.39)	$(7.45)
Weighted average shares used to compute net loss per share, basic and diluted	30,981,441	1,528,510	11,499,327	1,421,882

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands except share data)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Loss	Deficit
Balance, December 31, 2019	27,283,973	$59,815	1,600,601	$1	$1,179	$(26,660)	$(2)	$(25,482)
Vesting of shares of common stock subject to repurchase	—	—	17,494	—	14	—	—	14
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	2,871	—	1	—	—	1
Share-based compensation expense	—	—	—	—	482	—	—	482
Unrealized loss on short-term investments	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(8,706)	—	(8,706)
Balance, March 31, 2020	27,283,973	$59,815	1,620,966	$1	$1,676	$(35,366)	$(3)	$(33,692)
Vesting of shares of common stock subject to repurchase	—	—	19,110	—	12	—	—	12
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	110,425	—	285	—	—	285
Share-based compensation expense	—	—	—	—	566	—	—	566
Unrealized gain on short-term investments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(51,065)	—	(51,065)
Balance, June 30, 2020	27,283,973	$59,815	1,750,501	$1	$2,539	$(86,431)	$1	$(83,890)
Issuance of Series B second tranche convertible preferred stock, net of issuance cost	27,066,206	64,321	—	—	—	—	—	—
Reclassification of preferred stock purchase right liability to equity upon issuance of convertible preferred stock	—	41,641	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(54,350,179)	(165,777)	14,689,215	1	165,776	—	—	165,777
Issuance of common stock upon initial public offering, net of issuance cost	—	—	16,100,000	1	265,129	—	—	265,130
Vesting of shares of common stock subject to repurchase	—	—	18,246	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	10,370	—	36	—	—	36
Share-based compensation expense	—	—	—	—	1,609	—	—	1,609
Unrealized gain on short-term investments	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(13,693)	—	(13,693)
Balance, September 30, 2020	—	$—	32,568,332	$3	$435,098	$(100,124)	$4	$334,981

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited, in thousands except share data)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Loss	Deficit
Balance, December 31, 2018	6,170,349	$12,709	1,231,840	$1	$187	$(5,584)	$—	$(5,396)
Vesting of shares of common stock subject to repurchase	—	—	134,601	—	20	—	—	20
Share-based compensation expense	—	—	—	—	67	—	—	67
Net loss	—	—	—	—	—	(3,083)	—	(3,083)
Balance, March 31, 2019	6,170,349	$12,709	1,366,441	$1	$274	$(8,667)	$—	$(8,392)
Beneficial conversion feature upon issuance of convertible promissory notes	—	261	—	—	—	—	—	—
Vesting of shares of common stock subject to repurchase	—	—	96,030	—	5	—	—	5
Share-based compensation expense	—	—	—	—	88	—	—	88
Net loss	—	—	—	—	—	(4,838)	—	(4,838)
Balance, June 30, 2019	6,170,349	$12,970	1,462,471	$1	$367	$(13,505)	$—	$(13,137)
Reacquisition of beneficial conversion feature upon settlement of promissory notes	—	(145)	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	18,817,499	44,326	—	—	—	—	—	—
Series B preferred stock purchase right liability upon issuance of Series B convertible preferred stock	—	(2,795)	—	—	—	—	—	—
Vesting of shares of common stock subject to repurchase	—	—	97,054	—	5	—	—	5
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	6,334	—	—	—	—	—
Share-based compensation expense	—	—	—	—	227	—	—	227
Net loss	—	—	—	—	—	(2,668)	—	(2,668)
Balance, September 30, 2019	24,987,848	$54,356	1,565,859	$1	$599	$(16,173)	$—	$(15,573)

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(73,464)	$(10,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,657	382
Depreciation and amortization	503	272
Accretion and amortization of investments, net	116	—
Non-cash lease expense	220	124
Change in fair value of preferred stock purchase right liability	40,163	(3,383)
Change in fair value of derivative liability	—	(858)
Non-cash loss from extinguishment of debt	—	752
Non-cash interest expense on convertible notes	—	472
Others	(15)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,355)	28
Accounts payable and accrued and other liabilities	2,523	1,069
Net cash used in operating activities	(30,652)	(11,731)
Cash flows from investing activities
Purchases of property and equipment	(6,442)	(1,306)
Purchases of short-term investments	(144,916)	—
Maturities of short-term investments	20,000	—
Net cash used in investing activities	(131,358)	(1,306)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	64,321	38,417
Proceeds from initial public offering, net of issuance costs	265,461	—
Proceeds from stock option exercises	322	—
Proceeds from early exercise of stock options	12	42
Proceeds from issuance of convertible notes, net of issuance costs	—	5,986
Net cash provided by financing activities	330,116	44,445
Net increase in cash and cash equivalents	168,106	31,408
Cash, cash equivalents, and restricted cash beginning of period	20,875	7,956
Cash, cash equivalents, and restricted cash end of period	$188,981	$39,364
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	188,568	$39,095
Restricted cash	413	269
Total cash, cash equivalents and restricted cash	$188,981	$39,364
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Property and equipment included in accounts payable and accrued liabilities	$825	$329
Non-cash financing activities:
Deferred offering costs included in accounts payable and accrued liabilities	$331	$—

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. (“Nkarta” or the “Company”) was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer (“NK”) cells to fight cancer. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, and improve persistence for sustained activity in the body for the treatment of cancer. Nkarta’s goal is to develop off-the-shelf NK cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California and it operates in one segment.

Initial Public Offering

On July 14, 2020, the Company completed its initial public offering (“IPO”). The Company’s Registration Statement on Form S-1 (File No. 333-239301) relating to the IPO was declared effective by the Securities and Exchange Commission (“SEC”) on July 9, 2020. The shares began trading on the Nasdaq Global Select Market on July 10, 2020. The Company issued 16,100,000 shares of its common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $18.00 per share. Immediately prior to the closing of the Company’s IPO on July 14, 2020, all outstanding shares of the Company’s convertible preferred stock were converted into 14,689,215 shares of the Company’s common stock. In aggregate, the shares issued in the IPO generated approximately $265.1 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2020, the Company had an accumulated deficit of $100.1 million and cash, cash equivalents, restricted cash and short-term investments of $330.2 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash, cash equivalents, restricted cash and short-term investments, including the net proceeds of approximately $265.1 million from the closing of its IPO in July 2020 as described above, together with the aggregate gross proceeds of $64.4 million from the issuance of 27,066,206 shares of the Series B preferred stock upon the closing of the Series B Milestone Closing (defined below) on July 1, 2020, will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019 included in the Registration Statement on Form S-1 and related Prospectus dated July 9, 2020 filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended (“Prospectus”).

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a global pandemic, which continued to spread throughout the United States and around the world in the third quarter of 2020. The COVID-19 pandemic is contributing to a general slowdown in the global economy and may affect the Company’s business, results of operations, financial condition, and future strategic plans. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on the Company’s planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The Company has taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for scientists who are in our labs and manufacturing facility. Some of the third-party vendors that the Company uses have experienced disruptions during this pandemic. At this time, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain and these precautionary measures may negatively impact our productivity, and cause disruptions or delays to our activities and timelines. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the three and nine months ended September 30, 2020. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

Deferred Offering Costs

Deferred offering costs consisting of legal, accounting, printing and other fees and costs directly attributable to the IPO are capitalized. Upon the completion of the IPO in July 2020, the total deferred offering costs of $4.4 million were offset against the proceeds from the IPO and reclassified to additional paid in capital on the balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include convertible preferred stock prior to the conversion of such shares to common stock, unvested common stock, and outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

Income Taxes. In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company will adopt this standard in the first quarter of 2021 and the adoption is not expected to have a material impact on the Company’s financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the nine months ended September 30, 2020. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(13,693)	$(2,668)	$(73,464)	$(10,589)
Denominator:
Weighted average common shares outstanding	31,095,610	1,718,510	11,620,515	1,706,784
Less: weighted average unvested common stock issued upon early exercise of common stock options	(114,169)	(160,618)	(121,188)	(171,873)
Less: weighted average unvested founder shares of common stock	—	(29,382)	—	(113,029)
Weighted average shares used to compute net loss per share, basic and diluted	30,981,441	1,528,510	11,499,327	1,421,882
Net loss per share, basic and diluted	$(0.44)	$(1.75)	$(6.39)	$(7.45)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2020	2019
Common stock options	3,564,980	2,153,688
Unvested common stock upon early exercise of common stock options	107,847	153,528
Convertible preferred stock	—	7,374,034
	3,672,827	9,681,250

Immediately prior to the closing of the Company’s IPO on July 14, 2020, all outstanding shares of the Company’s convertible preferred stock converted into 14,689,215 shares of the Company’s common stock.

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$186,308	$186,308	$—	$—
Short-term investments:
Corporate debt securities	$41,957	—	$41,957	—
Commercial paper	53,922	—	53,922	—
U.S. treasury bills	45,312	—	45,312	—
Total short-term investments	141,191	—	141,191	—
Total	$327,499	$186,308	$141,191	$—

		Fair Value Measurements Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$2,395	$—	$2,395	$—
Short-term investments:
Corporate debt securities	$6,027	—	$6,027	—
Commercial paper	10,357	—	10,357	—
Total short-term investments	16,384	—	16,384	—
Total	$18,779	$—	$18,779	$—
Liabilities:
Preferred stock purchase right liability	$1,478	$—	$—	$1,478

There were no transfers in or out of Level 1 or Level 2 during the three and nine months ended September 30, 2020.

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $186.3 million as of September 30, 2020 were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $141.2 million as of September 30, 2020 were classified as Level 2 instruments and were included in short-term investments. Accrued interest receivable related to short-term investments were $0.3 million and nil as of September 30, 2020 and 2019, respectively, and included as part of prepaid expenses and other current assets in the balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2020 and December 31, 2019 (in thousands):

		September 30, 2020
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$41,959	$(6)	$4	$41,957
Commercial paper	1 year or less	53,922	—	—	53,922
U.S. treasury bills	1 year or less	45,307	(1)	6	45,312
Total		$141,188	$(7)	$10	$141,191

		December 31, 2019
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$6,029	$(2)	$—	$6,027
Commercial paper	1 year or less	10,357	—	—	10,357
Total		$16,386	$(2)	$—	$16,384

The Company has classified all of its available-for-sale investment securities as current assets on the balance sheet based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

Prior to 2020, the Company followed the guidance in ASC 320 Investments—Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted Topic 326 on January 1, 2020, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on our available-for-sale securities as of September 30, 2020 and December 31, 2019 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2020 and that there were no impairments as of December 31, 2019 considered other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

Preferred Stock Purchase Right Liability

On July 1, 2020, the Company completed the Series B Milestone Closing and issued 27,066,206 shares of its Series B convertible preferred stock for aggregate gross proceeds of $64.4 million. Accordingly, the preferred stock purchase right liability was revalued at an estimated fair value of $41.6 million and was reclassified to additional paid-in capital on July 1, 2020. See Note 9 for further details on preferred stock purchase right liability.

The estimated fair value of the preferred stock purchase right liability at July 1, 2020 and December 31, 2019 was determined using a valuation model that incorporated the probability of the occurrence of the Series B Milestone Closing in addition to the factors considered at issuance. To determine the fair value of preferred stock purchase right as of July 1, 2020, an intrinsic value model was used. The assumptions used to determine the fair value of the preferred stock purchase right liability as of December 31, 2019 and upon its issuance in August 2019 included an estimated probability of occurrence of the Series B Milestone Closing of 90%, an assumed discount rates of 1.6% and 1.8%, respectively, and an estimated time period the preferred stock purchase right liability would be outstanding of 0.8 years and 1.1 years, respectively. As certain of these inputs are not observable in the market, the preferred stock purchase right liability is classified as a Level 3 instrument.

The following table provides the change in preferred stock purchase right liability for the nine months ended September 30, 2020 (in thousands):

Preferred Stock Purchase Right Liability
Balance, December 31, 2019	$1,478
Change in fair value of preferred stock purchase right	40,163
Reclassification of preferred stock purchase right liability to equity upon issuance of convertible preferred stock	(41,641)
Balance, September 30, 2020	$—

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$389	$407
Prepaid licenses	376	—
Prepaid insurance	2,278	—
Other current assets	592	67
Total prepaid expenses and other current assets	$3,635	$474

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$3,992	$287
Furniture and fixtures	322	265
Research equipment	3,839	2,929
Computers and software	95	61
Construction in progress	2,080	183
Total property and equipment	10,328	3,725
Less accumulated depreciation and amortization	(1,148)	(645)
Total property and equipment, net	$9,180	$3,080

Depreciation and amortization expense were $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Compensation	$2,544	$1,678
Research and development	1,419	702
Property and equipment	488	214
Other	1,370	695
Total accrued and other liabilities	$5,821	$3,289

6. Leases

The Company has operating leases for its corporate office and laboratory space and dedicated space in a vivarium in South San Francisco, California. Rent expense, which is recognized on a straight-line basis over the term of each lease, were $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. The total cash paid for operating leases included in the operating cash flows were $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, and $0.4 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. The weighted-average remaining lease term was 8.3 years for the corporate office and laboratory space leases, and 0.5 years for the vivarium lease as of September 30, 2020. The weighted-average discount rate was 10% as of September 30, 2020.

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

Maturities of operating lease liabilities under existing operating leases as of September 30, 2020 were as follows (in thousands):

Year ending December 31,	Amount
2020 (remaining 3 months)	$430
2021	1,461
2022	1,452
2023	1,503
2024	1,556
2025 and thereafter	6,981
Total future minimum lease payments	13,383
Less imputed interest	(4,248)
Present value of net minimum lease payments	$9,135
Operating lease liabilities:
Current	1,476
Non-current	7,659
Total lease liability	$9,135

Total minimum lease payments of $4.5 million related to the lease of additional space under the amendment were excluded from the table above as the lease agreement had not yet commenced as of September 30, 2020.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2020 and December 31, 2019.

Letters of Credit

The Company has a $0.4 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.

8. GSK Collaboration and License Agreement

In April 2017, the Company entered into the Collaboration and License Agreement (the “Collaboration Agreement”) with GlaxoSmithKline Intellectual Property Development Limited and Glaxo Group Limited (together, “GSK”) to research and develop therapeutics using Engineered NK Cells as carriers for target programs. On December 10, 2018, the Collaboration Agreement with GSK was terminated. For the nine months ended September 30, 2019, a nominal revenue of approximately $0.1 million was recognized in connection with the wind-down activities. There was no revenue recorded for the nine months ended September 30, 2020.

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

In connection with the Reverse Stock Split on July 1, 2020, the Company filed a certificate of amendment to its certificate of incorporation, which provided 100,000,000 authorized shares of common stock with a par value of $0.0001 per share and 54,350,179 authorized shares of preferred stock with a par value of $0.0001 per share.

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

On July 1, 2020, the Company completed the Series B Milestone Closing pursuant to a milestone waiver by the holders of the Series B convertible preferred stock, and issued 27,066,206 shares of Series B convertible preferred stock for gross proceeds of $64.4 million. On July 14, 2020, upon the closing of the Company’s IPO, all outstanding shares of the Company’s convertible preferred stock converted into 14,689,215 shares of the Company’s common stock. There were no outstanding shares of the Company’s convertible preferred stock as of September 30, 2020.

The Company determined its obligation to issue additional shares of the Company’s Series B convertible preferred stock in the Series B Milestone Closing represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability was initially recorded at fair value, with fair value changes recognized in the statements of operations and comprehensive loss. At the time the Stock Purchase Agreement was entered into in August 2019, the initial estimated fair value of the preferred stock purchase right liability was $2.8 million, and was revalued at $1.5 million as of December 31, 2019. On July 1, 2020 the preferred stock purchase right liability was revalued at an estimated fair value of $41.6 million and was reclassified to additional paid-in capital upon the exercise of the preferred stock purchase right. The Company recorded the change in the fair value of the Series B convertible preferred stock purchase right liability of $40.2 million as other expense and $3.4 million as other income in the statements of operations and comprehensive loss for the nine months ended September 30, 2020 and 2019, respectively.

Common Stock

As of September 30, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 100,000,000 shares of common stock at a par value of $0.0001 per share.

In conjunction with the Company’s July 2020 IPO closing, the Company issued and sold 16,100,000 shares of its common stock, including 2,100,000 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $18.00 per share, for aggregate net proceeds of $265.1 million after deducting underwriting discounts and commissions and other offering costs. In connection with this offering, all outstanding shares of the Company’s convertible preferred stock converted into 14,689,215 shares of common stock.

As of September 30, 2020 and December 31, 2019, 32,568,332 shares and 1,600,601 shares of common stock were issued and outstanding, respectively.

The following is a summary of the rights and privileges of the holders of common stock as of September 30, 2020:

Liquidation Preference: In the event of liquidation, dissolution or winding up, holders of common stock will be entitled to share ratably in the net assets legally available for distribution to stockholders after the payment of all debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then-outstanding shares of preferred stock.

Dividends: Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of common stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Board out of legally available funds. As of September 30, 2020, no cash dividends have been declared or paid.

Voting Rights: Each holder of common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. Under the Company’s amended and restated certificate of incorporation and amended and restated bylaws, stockholders will not have cumulative voting rights. Because of this, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they should so choose.

Rights and Preferences: Holders of common stock have no preemptive, conversion or subscription rights and there are no redemption or sinking fund provisions applicable to the common stock. The rights, preferences and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock that the Company may designate in the future.

10. Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Performance Incentive Plan (the “2020 Plan”) which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The Company’s 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors. As of September 30, 2020, there were an aggregate of 2,364,268 shares of common stock issuable upon the exercise of outstanding options under the 2015 Plan. Any options or awards outstanding under the 2015 Plan remain outstanding and effective.

A total of 2,660,371 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2020 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing in 2021) by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 1,239,532 options had been granted under the 2020 Plan for the three months ended September 30, 2020, and 1,495,314 shares was available for issuance under the 2020 Plan as of September 30, 2020.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2020:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2019	2,329,510	$3.59	9.6
Granted	1,479,794	16.50
Exercised	(154,114)	2.17
Forfeited	(90,210)	9.84
Outstanding at September 30, 2020	3,564,980	$8.85	9.2
Exercisable at September 30, 2020	419,878	$4.15	8.6
Vested and expected to vest at September 30, 2020	3,564,980	$8.85	9.2

The weighted-average grant date fair value of stock option grants was $10.34 per share for the nine months ended September 30, 2020.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 295,599 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2020, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes upon the effectiveness of the ESPP.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 107,847 shares and 132,249 shares, with the related liability of $0.1 million and $0.1 million recorded under other long-term liabilities in the balance sheets as of September 30, 2020 and December 31, 2019, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$672	$93	$1,096	$156
General and administrative	937	134	1,561	226
Total share-based compensation	$1,609	$227	$2,657	$382

The total unrecognized compensation cost related to unvested share-based awards was $18.3 million, which is expected to be recognized over a weighted-average remaining service period of 3.4 years as of September 30, 2020.

Subsequently, in October 2020, the Company recorded an estimated shared-based compensation expense of $2.2 million related to the modification of certain stock option granted to its former Chief Financial Officer, Matthew Plunkett, under a Separation and Release Agreement that was executed on October 2, 2020. In addition, the Company recorded severance benefits expense of $0.3 million which is payable in the next 6 months after the termination date.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock fair value	$18.86	$3.89	$16.50	$3.92
Risk-free interest rate	0.38%	1.47%	0.40%	1.50%
Expected volatility	75.17%	81.10%	76.08%	81.12%
Expected term (in years)	6.0	6.1	6.0	6.1
Expected dividend yield	—%	—%	—%	—%

Common Stock Reserved for Future Issuance

As of September 30, 2020, the Company had reserved the following shares of common stock for future issuance:

September 30, 2020
Common stock options granted and outstanding	3,564,980
Reserved for future equity award grants	1,495,314
Reserved for future ESPP issuances	295,599
5,355,893

11. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2020 and 2019. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Registration Statement on Form S-1 and the related Prospectus dated July 9, 2020 filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4)of the Securities Act of 1933, as amended (“Prospectus”) for the fiscal year ended December 31, 2019 and filed with the SEC on July 13, 2020, including information with respect to our plans and strategy for our business and related financing, and includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” of this Quarterly Report on Form 10-Q and of our Registration Statement on Form S-1, which became effective on July 9, 2020, as updated by our Quarterly Report on 10-Q for the quarter ended June 30, 2020, on our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On November 12, 2020, the Company announced that the first patient was treated in the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory acute myeloid leukemia (AML) or higher risk myelodysplastic syndromes (MDS). This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101, administered in a cycle of three weekly infusions following lymphodepletion. The clinical trial consists of sequential dose-finding and dose-expansion parts and is designed to identify a recommended Phase 2 dose.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering, the issuance of convertible promissory notes, private placements of our preferred stock and with proceeds from our previous collaboration with GlaxoSmithKline, or GSK. We have incurred a net loss of $21.1 million and $0.3 million during the years ended December 31, 2019 and 2018, and $73.8 million and $10.6 million during the nine months ended September 30, 2020 and 2019, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2020, we had an accumulated deficit of $100.1 million. At September 30, 2020, we had cash, cash equivalents, restricted cash and short-term investments of $330.2 million.

We expect our operating expenses to significantly increase as we continue to develop and seek regulatory approvals for our product candidates, engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, and ultimately establish a commercial organization and operate as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, and our expenditures on other research and development activities.

We will need substantial additional funding, in addition to the net proceeds of our IPO, to support our continuing operations and pursue our long-term development strategy. We may seek additional funding through the issuance of our common stock, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay, scale back or discontinue the development of some of our programs or curtail any efforts to expand our product pipeline.

We issued shares of our Series B convertible preferred stock for aggregate gross proceeds of $64.4 million in the second tranche of our Series B convertible preferred stock financing on July 1, 2020. On July 14, 2020, we completed the initial public offering of our common stock, or the IPO. In connection with the IPO, we issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. We received approximately $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by us. The shares began trading on the Nasdaq Global Select Market on July 10, 2020. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock converted into 14,689,215 shares of our common stock.

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

The COVID-19 global pandemic continued to spread throughout the United States and around the world in the third quarter of 2020. The COVID-19 pandemic is contributing to a general slowdown in the global economy and may affect our business, results of operations, financial condition, and future strategic plans and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on our planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. We have taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for scientists who are in our labs and manufacturing facility. Some of the third-party vendors that we use have experienced disruptions during this pandemic. At this time, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain and these precautionary measures may negatively impact our productivity, and cause disruptions or delays to our activities and timelines. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) was signed into law on March  27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows. We currently do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

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

Our research and development expenses through September 30, 2020 were primarily incurred in connection with the preclinical development of our most advanced program, NKX101. However, we have not historically tracked research and development expenses by program. We typically have various early stage research and drug discovery projects as well as various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding these costs incurred for these early stage research and drug discovery programs on a project-specific basis.

We expense research and development costs as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our research and development expenses for the three and the nine months ended September 30, 2020 and 2019. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Direct external development program expenses:
NKX101	$1,930	$1,156	$5,737	$2,101
NKX019	356	5	443	19
Program 3	349	—	406	—
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	4,587	2,035	11,681	4,920
Others	2,606	1,424	6,683	3,495
Total research and development costs	$9,828	$4,620	$24,950	$10,535

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

▪	the number of enrolled participants and clinical sites included in the trials;
▪	raising additional funds necessary to complete clinical development of our drug candidates;
▪	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;
▪	establishing manufacturing capabilities, for clinical supplies of our drug candidates;
▪	the results of our clinical trials;
▪	protecting and enforcing our rights in our intellectual property portfolio;
▪	maintaining a continued acceptable safety profile of the products following approval; and
▪	business interruptions resulting from the COVID-19 global pandemic.

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Collaboration revenue	$—	$—	$—	$—	$115	$(115)
Operating expenses:
Research and development	9,828	4,620	5,208	24,950	10,535	14,415
General and administrative	3,918	1,289	2,629	8,560	3,281	5,279
Total operating expenses	13,746	5,909	7,837	33,510	13,816	19,694
Loss from operations	(13,746)	(5,909)	(7,837)	(33,510)	(13,701)	(19,809)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	3,383	(3,383)	(40,163)	3,383	(43,546)
Change in fair value of derivative liability	—	858	(858)	—	858	(858)
Loss from extinguishment of debt	—	(752)	752	—	(752)	752
Interest income	206	—	206	358	60	298
Interest expense	—	(283)	283	—	(472)	472
Other income (expense), net	(153)	35	(188)	(149)	35	(184)
Total other income (expense), net	53	3,241	(3,188)	(39,954)	3,112	(43,066)
Net loss	$(13,693)	$(2,668)	$(11,025)	$(73,464)	$(10,589)	$(62,875)

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Collaboration revenue. Revenue earned under our collaboration and license agreement with GSK was $0.1 million for the nine months ended September 30, 2019. Collaboration revenue recognized during 2019 was nominal in amount and was related to wind-down activities as the collaboration agreement with GSK was terminated in December 2018. There will be no further revenues recognized under this agreement.

Research and development expenses. Research and development expenses were $9.8 million and $4.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $5.2 million was primarily due to an increase in personnel costs of $2.6 million, including an increase in share-based compensation expense of $0.6 million as a result of continued growth in headcount, and increases of $1.5 million in program costs primarily relating to NKX101 and $1.2 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

Research and development expenses were $25.0 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $14.4 million was primarily due to increases of $6.7 million in personnel costs, including an increase in share-based compensation expense of $0.9 million, and increases of $4.5 million in our external program costs, and $3.2 million in other internal research costs and facility expenses. We expect our research and development expenses will increase in the future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $3.9 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $2.6 million was primarily due to an increase in personnel costs of $1.1 million, including an increase of $0.8 million in share-based compensation expense as a result of continued growth in headcount, and increases of $0.8 million increase in outside consulting, legal and accounting fees and a $0.7 million increase in facilities expenses that included rent and depreciation expense.

General and administrative expenses were $8.6 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $5.3 million was primarily due to increases of $2.4 million in personnel costs, including an increase of $1.3 million in share-based compensation expense, and increases of $2.0 million in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and $0.9 million in facilities expense. We expect to incur additional expenses as a result of being a public company following the completion of our IPO in July 2020, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Change in fair value of preferred stock purchase right liability. We recognized a remeasurement adjustment for the change in fair value of preferred stock purchase right liability of nil and $3.4 million in other income for the three months ended September 30, 2020 and 2019, respectively, and $40.2 million in other expense and $3.4 million in other income for the nine months ended September 30, 2020 and 2019, respectively. This was related to the Series B Preferred Stock Purchase Agreement that we entered into in August 2019, which contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. Upon the completion of the Series B Milestone Closing in July 2020, which resulted to the issuance of 27,066,206 shares of our Series B convertible preferred stock for an aggregate gross proceeds of $64.4 million, the final remeasurement adjustment of the preferred stock purchase right liability was recorded and reclassified to additional paid-in capital on the balance sheets upon the exercise of the preferred stock purchase right.

Change in fair value of derivative liability. The change in fair value of derivative liability resulted in a remeasurement benefit of $0.9 million for the three and nine months ended September 30, 2019. This was related to the conversion of our convertible promissory notes and related accrued interest into Series B convertible preferred stock upon the sale of the Series B convertible preferred stock in August 2019. The final remeasurement adjustment of the derivative liability was recorded in August 2019.

Loss from extinguishment of debt. Loss from extinguishment of debt was $0.8 million for the three and nine months ended September 30, 2019. This was related to the conversion of our convertible promissory notes into our Series B convertible preferred stock in August 2019 that resulted in the write-off of all related unamortized debt issuance costs offset by the remaining unamortized debt discount.

Interest income. Interest income was $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. Interest income was not significant for the three and nine months ended September 30, 2019. The increase in interest income was due to the interest earned from the purchase of marketable securities starting in October 2019.

Interest expense. Interest expense was $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. The non-cash interest expense was related to a debt discount feature on our convertible promissory notes issued in May 2019.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we had cash, cash equivalents, restricted cash and short-term investments of $330.2 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. On July 1, 2020, we issued 27,066,206 shares of our Series B convertible preferred stock at a price of $2.37935 per share for gross proceeds of $64.4 million in connection with the closing of the second tranche of our Series B convertible preferred stock financing upon the exercise of the preferred stock purchase right.

Prior to our IPO, we funded our operations primarily through the issuance of convertible promissory notes and private placements of our convertible preferred stock with a total gross proceeds of $126.0 million, and from our previous collaboration agreement with GSK which terminated in December 2018 of $7.9 million.

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

We believe that our cash and investment balances as of September 30, 2020 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(30,652)	$(11,731)
Net cash used in investing activities	(131,358)	(1,306)
Net cash provided by financing activities	330,116	44,445
Net increase in cash and cash equivalents	$168,106	$31,408

Operating Activities

Net cash used in operating activities was $30.7 million and $11.7 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $73.5 million, adjusted for $43.6 million of net non-cash charges consisting primarily of share-based compensation of $2.7 million, depreciation and amortization of $0.5 million and change in fair value of our preferred stock purchase right liability of $40.2 million, and a $0.8 million net change in operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2019 was primarily due to our net loss of $10.6 million, adjusted for non-cash charges consisting primarily of $0.8 million of depreciation and amortization, share-based compensation and leases, $3.4 million of change in fair value of the preferred stock purchase right liability, $0.9 million of change in fair value of derivative liability and $0.8 million of non-cash loss from extinguishment of debt and $0.5 million of non-cash interest expense on convertible notes, and a $1.1 million net change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $131.4 million and net cash used in investing activities was $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. The net cash used by investing activities for the nine months ended September 30, 2020 was primarily due to purchases of short-term investments of $144.9 million offset by proceeds from maturities of short-term investments of $20.0 million and purchases of property and equipment of $6.4 million primarily related to the construction of our manufacturing facility. The net cash used in investing activities for the nine months ended September 30, 2019 was due to purchases of property and equipment of $1.3 million to support our research activities.

Financing Activities

Net cash provided by financing activities was $330.1 million for the nine months ended September 30, 2020, primarily due to the proceeds of $265.5 million from initial public offering, net of issuance costs, proceeds of $64.3 million from the issuance of our Series B convertible preferred stock, net of issuance costs, and proceeds of $0.3 million from the exercise of stock options. Net cash provided by financing activities was $44.4 million for the nine months ended September 30, 2019, primarily due to the proceeds of $6.0 million received from the issuance of our convertible promissory notes, net of issuance costs and proceeds of $38.4 million from the issuance of convertible preferred stock, net of issuance costs.

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

▪	the outcome, timing and costs of regulatory review of our product candidates;
▪	the costs and timing of manufacturing for our product candidates, including commercial manufacturing and the costs associated with building our manufacturing facility;
▪	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
▪	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
▪	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
▪	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
▪	patients’ willingness or ability to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(Unaudited)
Operating lease commitments (1)	$17,920	$1,751	$4,003	$4,288	$7,878

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the audited financial statements for the fiscal year ended December 31, 2019 included in our Prospectus.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2020 and December 31, 2019.

Segment Information

We have one business activity and operate in one reportable segment.

JOBS Act

We are an “emerging growth company” as described under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we could have taken advantage of an extended transition period for complying with new or revised accounting standards. This would have allowed us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen irrevocably to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2020, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q,  there have been no material changes from the risk factors disclosed in our registration statement on Form S-1 filed with the SEC, which became effective on July 9, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2020, we have made sales of the following unregistered securities (share and per share amounts reflect a 1-for-3.7 reverse stock split of our common stock effected on July 1, 2020 unless otherwise provided):

1.

We granted stock options under our 2020 Plan to purchase an aggregate of 1,170,600 shares of our common stock at a weighted average exercise price of $18.00 per share to a total of 76 employees, directors and consultants.

2.	Options to purchase 5,897 shares of our common stock have been exercised for aggregate consideration of approximately $13,672 and options to purchase 13,243 shares have been canceled.
3.

We issued and sold 27,066,206 shares of convertible preferred stock at a price per share of $2.37935 in the second tranche of our Series B preferred stock financing. The Series B preferred stock was convertible at a conversion rate equal to one share of Common Stock per 3.7 shares of Series B Preferred Stock at any time at the holder's election and were automatically converted into 7,315,181 shares of our common stock upon the closing of our IPO.

The issuances and sales of the securities listed above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds

On July 14, 2020, we completed our IPO. Our registration statement on Form S-1 (File Nos. 333-239301) relating to the IPO was declared effective by the SEC on July 9, 2020. The offering commenced on July 9, 2020 and following the sale of the shares upon the closing of the IPO, the offer terminated. We issued an aggregate of 16,100,000 shares of our common stock at a price of $18.00 per share for aggregate net cash proceeds of $265.1 million, after deducting underwriting discounts and commissions and other offering costs payable by us of approximately $24.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

The sale and issuance of 16,100,000 shares in the IPO closed on July 14, 2020. Cowen, Evercore ISI, Stifel, and Mizuho acted as joint book-running managers for the IPO.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of September 30, 2020, we have not used any of the proceeds from our IPO.  We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-239301	4.1	7/2/2020
10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-239301	10.1	7/2/2020
10.2#	2020 Performance Incentive Plan.	S-1/A	333-239301	10.4	7/2/2020
10.3#	2020 Employee Stock Purchase Plan.	S-1/A	333-239301	10.5	7/2/2020
10.4#	Form of Director Option Agreement between Registrant and certain of its directors.	10-Q	001-39370	10.5	8/20/2020
10.5#	Form of non-qualified Stock Option Agreement between Registrant and certain of its officers and employees.	10-Q	001-39370	10.6	8/20/2020
10.6*#	Nkarta, Inc. Non-Employee Director Compensation Policy.
10.7	Separation and Release Agreement between Nkarta, Inc. and Matthew Plunkett, dated Oct 2, 2020.	8-K	001-39370	10.1	10/05/2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan
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

Nkarta, Inc.

Date: November 12, 2020	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)