Form 10-Q
period 2021-03-31
Nkarta, Inc.
filed 2021-05-13
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 32,822,550 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements about:

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
•

our ability to obtain and maintain regulatory approval of our product candidates, including NKX101 and NKX019, for any of the indications for which we plan to develop them, and any related restrictions, limitations and/or warnings in the label of an approved product;

•	the future results of ongoing or later clinical trials, including of NKX101 and NKX019;
•	our ability to obtain funding for our operations, including funding necessary to complete the clinical trials of any of our product candidates;
•	our ability to develop, characterize, and control manufacturing processes for our product candidates;
•	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies and clinical trials;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to complete construction and qualification of manufacturing facilities to produce clinical and commercial products;
•	the size and growth potential of the markets for our products, and our ability to identify target patient populations and serve those markets, especially for diseases with low prevalence;
•	our ability to successfully commercialize our products, including obtaining reimbursement on favorable terms;
•	our ability to develop and maintain sales and marketing capabilities;
•	the rate and degree of market acceptance of our products;
•	our ability to obtain and maintain insurance coverage and reimbursement for our product candidates;
•	our ability to grow our organization and increase the size of our facilities to meet our anticipated growth;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	our ability to attract and retain strategic partners with development, regulatory and commercialization expertise;
•	the success of competing therapies that are or become available;
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

i

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

You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock.

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
•

Our business and the business or operations of our research partners, including CRISPR, and other third parties with whom we conduct business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.

•	Our business depends upon the success of our chimeric antigen receptor-natural killer cell, or CAR-NK, cell technology platform.
•	Utilizing CAR-NK cells represents a novel approach to the treatment of cancer, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.
•	Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.
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

•	If any of our product candidates, or any competing product candidates, demonstrate relevant, serious adverse events, we may be required to halt or delay further clinical development.
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

•	We are reliant on a sole supplier for certain steps of our manufacturing process.
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

•	Our product candidates, including NKX101 and NKX019, could be subject to regulatory limitations following approval, if and when such approval is granted.
•	The market price for our common stock may be volatile, which could contribute to the loss of all or part of your investment.
•

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$62,608	$96,692
Short-term investments, available-for-sale	236,655	218,221
Prepaid expenses and other current assets	2,971	3,922
Total current assets	302,234	318,835
Restricted cash	413	413
Property and equipment, net	10,498	9,350
Operating lease right-of-use assets	11,873	8,505
Other long-term assets	674	547
Total assets	$325,692	$337,650
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,010	$1,176
Operating lease liabilities, current portion	2,151	1,402
Accrued and other current liabilities	5,192	6,253
Total current liabilities	9,353	8,831
Operating lease liabilities, net of current portion	10,274	7,517
Other long-term liabilities	75	82
Total liabilities	19,702	16,430
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	443,347	439,235
Accumulated other comprehensive income	34	3
Accumulated deficit	(137,394)	(118,021)
Total stockholders’ equity	305,990	321,220
Total liabilities and stockholders’ equity	$325,692	$337,650

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	13,539	7,260
General and administrative	5,942	2,148
Total operating expenses	19,481	9,408
Loss from operations	(19,481)	(9,408)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	578
Interest income	110	124
Other expense, net	(2)	—
Total other income (expense), net	108	702
Net loss	$(19,373)	$(8,706)
Comprehensive loss:
Net loss	$(19,373)	$(8,706)
Other comprehensive gain (loss)	31	(1)
Comprehensive loss	$(19,342)	$(8,707)
Net loss per share, basic and diluted	$(0.59)	$(5.41)
Weighted average shares used to compute net loss per share, basic and diluted	32,739,610	1,609,184

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	—	$—	32,627,963	$3	$439,235	$3	$(118,021)	$321,220
Vesting of shares of common stock subject to repurchase	—	—	15,802	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	154,489	—	756	—	—	756
Share-based compensation expense	—	—	—	—	3,347	—	—	3,347
Unrealized gain on short-term investments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(19,373)	(19,373)
Balance, March 31, 2021	—	$—	32,798,254	$3	$443,347	$34	$(137,394)	$305,990

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2019	27,283,973	$59,815	1,600,601	$1	$1,179	$(2)	$(26,660)	$(25,482)
Vesting of shares of common stock subject to repurchase	—	—	17,494	—	13	—	—	13
Stock option exercises			2,871	—	1			1
Share-based compensation expense	—	—	—	—	482	—	—	482
Unrealized loss on short-term investments						(2)		(2)
Net loss	—	—	—	—	—	—	(8,706)	(8,706)
Balance, March 31, 2020	27,283,973	$59,815	1,620,966	$1	$1,675	$(4)	$(35,366)	$(33,694)

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(19,373)	$(8,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,347	482
Depreciation and amortization	301	141
Accretion and amortization of premium on investments, net	758	(28)
Non-cash lease expense	137	139
Change in fair value of preferred stock purchase right liability	—	(578)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	825	(163)
Accounts payable and accrued and other liabilities	(642)	426
Net cash used in operating activities	(14,647)	(8,287)
Cash flows from investing activities
Purchases of property and equipment	(1,033)	(2,325)
Purchases of short-term investments	(35,161)	(3,578)
Maturities of short-term investments	16,000	10,800
Net cash provided by (used in) investing activities	(20,194)	4,897
Cash flows from financing activities
Proceeds from stock option exercises	756	1
Proceeds from early exercise of stock options	1	1
Payments of deferred offering costs	—	(711)
Net cash provided by (used in) financing activities	757	(709)
Net decrease in cash and cash equivalents	(34,084)	(4,099)
Cash, cash equivalents, and restricted cash beginning of period	97,105	20,875
Cash, cash equivalents, and restricted cash end of period	$63,021	$16,776
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	62,608	$16,507
Restricted cash	413	269
Total cash, cash equivalents and restricted cash	$63,021	$16,776

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of March 31, 2021, the Company had an accumulated deficit of $137.4 million and cash, cash equivalents, restricted cash and short-term investments of $299.7 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash, cash equivalents, restricted cash and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC on March 25, 2021.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of a novel strain of coronavirus, COVID-19, as a global pandemic, which continued to spread throughout the United States and around the world in the first quarter of 2021. Multiple variants of the virus that causes COVID-19 are also circulating globally. The COVID-19 pandemic is contributing to a general slowdown in the global economy and may affect the Company’s business, results of operations, financial condition, and future strategic plans. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease, and its impact on the Company’s planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this time, the extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2020. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to preclinical studies, fair value of assets and liabilities, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include convertible preferred stock prior to the conversion of such shares to common stock, unvested common stock, and outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Recent Accounting Pronouncements

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard in the first quarter of 2021 using the prospective method and the adoption did not have a material impact on the Company’s financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the three months ended March 31, 2021. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(19,373)	$(8,706)
Denominator:
Weighted average common shares outstanding	32,806,880	1,735,238
Less: weighted average unvested common stock issued upon early exercise of common stock options	(67,270)	(126,054)
Weighted average shares used to compute net loss per share, basic and diluted	32,739,610	1,609,184
Net loss per share, basic and diluted	$(0.59)	$(5.41)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2021	2020
Common stock options	4,185,431	2,487,763
Unvested common stock upon early exercise of common stock options	62,424	117,356
Convertible preferred stock	—	7,374,034
	4,247,855	9,979,153

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$61,564	$61,564	$—	$—
Short-term investments:
Corporate debt securities	$55,299	$—	$55,299	—
Commercial paper	60,462	—	60,462	—
U.S. Government securities	120,894	—	120,894	—
Total short-term investments	236,655	—	236,655	—
Total	$298,219	$61,564	$236,655	$—

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$94,631	$94,631	$—	$—
Short-term investments:
Corporate debt securities	$48,614	$—	$48,614	—
Commercial paper	63,445	—	63,445	—
U.S. Government securities	106,162	—	106,162	—
Total short-term investments	218,221	—	218,221	—
Total	$312,852	$94,631	$218,221	$—

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of commercial paper, U.S. Government securities and corporate bonds. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $61.6 million and $94.6 million as of March 31, 2021 and December 31, 2020, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $236.7 million and $218.2 million as of March 31, 2021 and December 31, 2020, respectively, were classified as Level 2 instruments and were included in short-term investments. Accrued interest receivable related to short-term investments were $0.8 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively, and included as part of prepaid expenses and other current assets in the balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2021 and December 31, 2020 (in thousands):

		March 31, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$55,308	$(12)	$3	$55,299
Commercial paper	1 year or less	60,462	—	—	60,462
U.S. Government securities	1 year or less	120,851		43	120,894
Total		$236,621	$(12)	$46	$236,655

		December 31, 2020
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$48,616	$(6)	$4	$48,614
Commercial paper	1 year or less	63,445	—	—	63,445
U.S. Government securities	1 year or less	106,157	(7)	12	$106,162
Total		$218,218	$(13)	$16	$218,221

The Company has classified all of its available-for-sale investment securities as current assets on the balance sheet based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2021 and December 31, 2020 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2021 and that there were no impairments as of December 31, 2020. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$1,886	$2,586
Other current assets	1,085	1,336
Total prepaid expenses and other current assets	$2,971	$3,922

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$1,990	$1,984
Furniture and fixtures	480	322
Research equipment	5,538	4,892
Computers and software	124	124
Construction in progress	4,098	3,459
Total property and equipment	12,230	10,781
Less accumulated depreciation and amortization	(1,732)	(1,431)
Total property and equipment, net	$10,498	$9,350

Depreciation and amortization expense were $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$2,086	$3,534
Accrued research and development costs	1,878	1,675
Accrued property and equipment	164	117
Other accrued and current liabilities	1,064	927
Total accrued and other liabilities	$5,192	$6,253

6. Leases

The Company has operating leases for its corporate office, laboratory space and dedicated space in a vivarium in South San Francisco, California. Rent expense, which is recognized on a straight-line basis over the term of each lease, were $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The total cash paid for operating leases included in the operating cash flows were $0.4 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The weighted-average remaining lease term was 7.6 years for the corporate office and laboratory space leases as of March 31, 2021. The weighted-average discount rate was 9% as of March 31, 2021.

In May 2020, the Company signed an amendment to its office and laboratory facilities lease. The amended lease provides for an eight-year non-cancelable lease of additional office and laboratory space in the same building. The lease for additional office and laboratory space provides for abatement of rent during the first three months of the lease and contains rent escalations during the term of the lease. The lease for this additional space commenced in January 2021 and expires in January 2029. The lease amendment also includes an extension of the lease term for the existing office and laboratory space beginning on May 1, 2020 and expiring in January 2029. The lease agreement includes an option to extend the lease for an additional seven-year term.

In January 2021, the Company signed a third amendment to its corporate office and laboratory facilities lease which provides for lease of additional space in the same building. The lease of this additional space commenced in April 2021 and expires in March 2024. The other terms of the existing lease remain unchanged.

Maturities of operating lease liabilities under existing operating leases as of March 31, 2021 were as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining nine months)	$1,674
2022	2,064
2023	2,053
2024	2,125
2025	2,200
2026 and thereafter	7,322
Total future minimum lease payments	17,438
Less imputed interest	(5,013)
Present value of net minimum lease payments	$12,425
Operating lease liabilities:
Current	2,151
Non-current	10,274
Total lease liability	$12,425

Total minimum lease payments of $0.7 million related to the lease of additional space under the amendment were excluded from the table above as the lease agreement had not yet commenced as of March 31, 2021.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of March 31, 2021 and December 31, 2020.

Letters of Credit

The Company has a $0.4 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.

8. Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Performance Incentive Plan (the “2020 Plan”) which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The Company’s 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors. As of March 31, 2021, there were an aggregate of 2,061,754 shares of common stock issuable upon the exercise of outstanding options under the 2015 Plan. Any options or awards outstanding under the 2015 Plan remain outstanding and effective.

A total of 4,295,638 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2020 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing in 2021) by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 715,770 options had been granted under the 2020 Plan for the three months ended March 31, 2021, and 2,325,631 shares was available for issuance under the 2020 Plan as of March 31, 2021.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended March 31, 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2020	3,640,715	$11.00	9.0
Granted	715,770	53.39
Exercised	(155,322)	4.87
Forfeited	(15,732)	18.23
Outstanding at March 31, 2021	4,185,431	$18.45	9.0
Exercisable at March 31, 2021	745,999	$8.10	8.5
Vested and expected to vest at March 31, 2021	4,185,431	$18.45	9.0

The weighted-average grant date fair value of stock option grants was $36.29 per share for the three months ended March 31, 2021.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 622,652 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 62,424 shares and 77,393 shares, with the related liability of $0.1 million and $0.1 million recorded under other long-term liabilities in the balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,570	$192
General and administrative	1,777	290
Total share-based compensation	$3,347	$482

The total unrecognized compensation cost related to unvested share-based awards was $44.6 million, which is expected to be recognized over a weighted-average remaining service period of 3.5 years as of March 31, 2021.

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Common stock fair value	$53.39	$4.29
Risk-free interest rate	0.69%	0.51%
Expected volatility	79.86%	87.78%
Expected term (in years)	6.0	6.0
Expected dividend yield	—%	—%

Common Stock Reserved for Future Issuance

As of March 31, 2021, the Company had reserved the following shares of common stock for future issuance:

March 31, 2021
Common stock options granted and outstanding	4,185,431
Reserved for future equity award grants	2,325,631
Reserved for future ESPP issuances	622,652
7,133,714

9. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2021 and 2020. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

10. Subsequent Events

On May 5, 2021, the Company entered into a research collaboration agreement (the “CRISPR Agreement”) with CRISPR Therapeutics (“CRISPR”) to co-develop and co-commercialize an engineered CAR-NK product candidate targeting the CD70 tumor antigen. In addition, Nkarta will have non-exclusive rights to five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. The companies will also bring together their complementary cell therapy engineering and manufacturing capabilities to advance the development of a novel NK plus T cell (“NK+T”) product candidate that will be the second collaboration product. CRISPR also has an option to co-develop and co-commercialize a future CAR-NK program.

Under the terms of the agreement, the Company and CRISPR share equally all research and development costs and potential profits worldwide related to the collaboration products. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities.  For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021 for the fiscal year ended December 31, 2020, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those factors set forth in the sections titled “Risk Factors” of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above.

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

Our Investigational New Drug Application (“IND”) for NKX101 for the treatment of relapsed AML and higher-risk MDS was accepted by the U.S. Food and Drug Administration (the “FDA”) in July 2020. On November 12, 2020, we announced that the first patient was treated in the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory AML or higher risk MDS. In the first quarter of 2021, the FDA approved a protocol amendment to the clinical trial of NKX101, which includes an overall shorter waiting period between enrollment of patients, an additional two-dose regimen which increases patient convenience and delivers more CAR NK cells earlier in each treatment cycle, and the earlier introduction of non haplo-related, off-the-shelf NKX101 in the ongoing dose finding cohort. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101, administered in a cycle of either three weekly infusions (Regimen A) or two weekly infusions (Regimen B) following lymphodepletion in multiple centers in the US. The clinical trial consists of parallel dose-finding in both Regimens followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021. We plan to begin dosing the first patient with NKX019 in the second half of 2021. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following lymphodepletion in multiple centers in the US and Australia. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

As disclosed in our Current Report on Form 8-K filed with the SEC on May 6, 2021, on May 5, 2021, we entered into a Research Collaboration Agreement (the “Agreement”) with CRISPR Therapeutics AG (“CRISPR”). Pursuant to the Agreement, CRISPR and the Company will establish research plans for the purpose of collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies and one (1) allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, and infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. Additionally, CRISPR will also grant non-exclusive licenses to the Company on up to five gene-editing targets to enable the Company to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering (“IPO”) completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock and with proceeds from our previous collaboration with GlaxoSmithKline, or GSK. We incurred a net loss of $91.4 million and $21.1 million during the years ended December 31, 2020 and 2019, respectively, and $19.4 million and $8.7 million during the three months ended March 31, 2021 and 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2021, we had an accumulated deficit of $137.4 million. At March 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $299.7 million.

We expect our operating expenses to significantly increase as we continue to develop and seek regulatory approvals for our product candidates, engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, and ultimately establish a commercial organization. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the “Jobs Act”) as further described under “—Jobs Act” below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, and our expenditures on other research and development activities.

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

We issued shares of our Series B convertible preferred stock for aggregate gross proceeds of $64.4 million on July 1, 2020 in connection with the exercise by the holders of at least one-third of our Series B convertible preferred stock prior to the completion of the Company’s IPO (the “Series B Milestone Closing”). On July 14, 2020, we completed our IPO. In connection with the IPO, we issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. We received approximately $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering costs of $24.7 million. The shares began trading on the Nasdaq Global Select Market on July 10, 2020. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock converted into 14,689,215 shares of our common stock.

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

The COVID-19 global pandemic continued to spread throughout the United States and around the world in the first quarter of 2021, and multiple variants of the virus that causes COVID-19 are circulating globally. The COVID-19 pandemic is contributing to a general slowdown in the global economy and may affect our business, results of operations, financial condition, and future strategic plans and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and its impact on our planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. We have taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for scientists who are in our labs and manufacturing facility. We have also encouraged vaccination of our employees. Some of the third-party vendors that we use, including some of our contract manufacturing sites, have experienced delays or other disruptions during this pandemic. The Company has incorporated remote monitoring of clinical trial sites, where feasible, for its ongoing NKX101 Phase 1 trial in the US and will utilize a similar approach for the upcoming NKX019 Phase 1 trial with sites in both US and Australia. In addition, we have experienced some internal delays due to COVID-19, including some delays in construction of our current good manufacturing practices (“cGMP”) manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain lab materials that we and our contract development and manufacturing organization (“CDMO”) partners use for research and cGMP manufacturing. The Company will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on the Company’s operations including continued enrollment in the NKX101 clinical trial and the current timeline for dosing of the first patient with NKX019, as well as on the Company’s contract research organizations (“CROs”), CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. At this time, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations is uncertain and these precautionary measures may negatively impact our productivity, and cause disruptions or delays to our activities and timelines. In response to the pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows. We currently do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Direct external development program expenses:
NKX101	$2,008	$2,104
NKX019	986	10
Program 3	292	21
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	6,928	3,166
Others	3,325	1,959
Total research and development costs	$13,539	$7,260

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

▪	the number of enrolled participants and clinical sites included in the trials;
▪	raising additional funds necessary to complete clinical development of our drug candidates;
▪	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our drug candidates;
▪	establishing and maintaining manufacturing capabilities, for clinical and commercial supplies of our drug candidates;
▪	our ability to control and improve the manufacturing processes and meet the regulatory requirements for supply of our drug candidates;
▪	the results of our clinical trials;
▪	protecting and enforcing our rights in our intellectual property portfolio;
▪	maintaining a continued acceptable safety profile of the products following approval; and
▪	business interruptions, including delays at our contract manufacturers or other vendors, resulting from the COVID-19 global pandemic.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	13,539	7,260	6,279
General and administrative	5,942	2,148	3,794
Total operating expenses	19,481	9,408	10,073
Loss from operations	(19,481)	(9,408)	(10,073)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	578	(578)
Interest income	110	124	(14)
Other expense, net	(2)	—	(2)
Total other income (expense), net	108	702	(594)
Net loss	$(19,373)	$(8,706)	$(10,667)

Comparison of the Three Months Ended March 31, 2021 and 2020

Research and development expenses. Research and development expenses were $13.5 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $6.2 million was primarily due to an increase in personnel costs of $3.7 million, including an increase in share-based compensation expense of $1.4 million as a result of continued growth in headcount, and increases of $1.2 million in program costs primarily relating to NKX019 and $1.3 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses. We expect our research and development expenses will increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $5.9 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $3.8 million was primarily due to an increase in personnel costs of $2.0 million, including an increase of $1.5 million in share-based compensation expense as a result of continued growth in headcount, $0.9 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and a $0.9 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense. We expect to incur additional expenses as a result of being a public company following the completion of our IPO in July 2020, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Change in fair value of preferred stock purchase right liability. We recognized a remeasurement adjustment for the change in fair value of preferred stock purchase right liability of $0.6 million in other income for the three months ended March 31, 2020. This was related to the Series B Preferred Stock Purchase Agreement that we entered into in August 2019, which contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. Upon the completion of the Series B Milestone Closing in July 2020, which resulted to the issuance of 27,066,206 shares of our Series B convertible preferred stock for an aggregate gross proceeds of $64.4 million, the final remeasurement adjustment of the preferred stock purchase right liability was recorded and reclassified to additional paid-in capital on the balance sheet upon the exercise of the preferred stock purchase right.

Interest income. Interest income was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The slight decrease in interest income was due to interest earned from short-term investments, offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $299.7 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. On July 1, 2020, we issued 27,066,206 shares of our Series B convertible preferred stock at a price of $2.37935 per share for gross proceeds of $64.4 million in connection with the Series B Milestone Closing.

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

We believe that our cash and investment balances as of March 31, 2021 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(14,647)	$(8,287)
Net cash provided by (used in) investing activities	(20,194)	4,897
Net cash provided by (used in) financing activities	757	(709)
Net decrease in cash and cash equivalents	$(34,084)	$(4,099)

Operating Activities

Net cash used in operating activities was $14.6 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to our net loss of $19.4 million, adjusted for $4.5 million of net non-cash charges consisting primarily of share-based compensation of $3.3 million, depreciation and amortization of $0.3 million, investment accretion and amortization of $0.8 million, and a $0.2 million net change in operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2020 was primarily due to our net loss of $8.7 million, adjusted for $0.2 million of net non-cash charges for share-based compensation of $0.5 million, depreciation and amortization of $0.1 million, change in fair value of our preferred stock purchase right liability of $0.6 million, and a $0.3 million net change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $20.2 million and net cash provided by investing activities was $4.9 million for the three months ended March 31, 2021 and 2020, respectively. The net cash used in investing activities for the three months ended March 31, 2021 was primarily due to purchases of short-term investments of $35.2 million offset by proceeds from maturities of short-term investments of $16.0 million and purchases of property and equipment of $1.0 million primarily related to the construction of our manufacturing facility. The net cash provided by investing activities for the three months ended March 31, 2020 was primarily due to proceeds from maturities of short-term investments of $10.8 million partially offset by purchases of property and equipment of $2.3 million and purchases of short-term investments of $3.6 million.

Financing Activities

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2021, primarily due to proceeds from the exercise of stock options. Net cash used in financing activities was $0.7 million for the three months ended March 31, 2020, primarily due to payments of deferred public offering costs.

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

In May 2020, we executed the second amendment to the lease agreement for an eight-year non-cancelable lease for additional office and laboratory space in the same building. The lease for the additional space provided for abatement of rent during the first three months of the lease and contained rent escalations during the term of the lease. The lease for this additional space commenced in January 2021 and expires in January 2029. The lease also includes an extension of the lease term of our existing office and laboratory space beginning May 1, 2020 and expiring in January 2029, with an option to extend the lease for an additional seven-year term.

In January 2021, we executed the third amendment to the lease agreement for a three-year non-cancelable lease for additional office space in the same building. The lease for this additional space is expected to commence in the second quarter of 2021 and expires in March 2024. The other terms of the existing lease remain unchanged.

See Note 6 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease liability.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2021 and December 31, 2020.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company or a non-accelerated filer, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. There are currently no claims or actions pending against us that, in the opinion of our management, are likely to have a material adverse effect on our business, results of operations, financial condition or growth prospects. There is one ongoing ex parte reexamination for one of our patents.

On August 1, 2018, a third party requested ex parte reexamination of certain claims of U.S. Patent No. 9,511,092, which relates generally to chimeric receptor complexes that bind certain specific natural killer cell ligands and methods of using natural killer cells. U.S. Patent No. 9,511,092 does not relate to our current product candidates but may relate to future product candidates or alternative technologies. This first reexamination by the USPTO is currently pending. On August 2, 2019, a third party requested an ex parte reexamination on the remaining claims of U.S. Patent No. 9,511,092, with the USPTO subsequently issuing a Reexamination Certificate confirming patentability of the claims in an amended form on August 18, 2020. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K, filed with the SEC on March 25, 2021, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

We may disclose further changes to the factors below or disclose additional factors from time to time in our future filings with the SEC.

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

We have incurred significant losses since our inception and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $19.4 million, $91.4 million and $21.1 million for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit was $137.4 million as of March 31, 2021. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, or GSK, and from our initial public offering, or IPO, in July 2020. We intend to use the proceeds from our IPO to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of March 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $299.7 million. Our research and development expenses increased from $17.2 million for the year ended December 31, 2019 to $36.2 million for the year ended December 31, 2020 and increased from $7.3 million for the three months ended March 31, 2020 to $13.5 million for the three months ended March 31, 2021.

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

Our business and the business or operations of our research partners, including CRISPR, and other third parties with whom we conduct business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.*

The COVID-19 pandemic has disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The coronavirus pandemic is evolving, and multiple variants of the virus that causes COVID-19 are circulating globally. To date the pandemic has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures to mitigate the impact of the pandemic. We continue to monitor these changes and update our operations as necessary to comply with any state, county or local health orders.

In response to government-imposed stay-at-home orders and quarantines, we have implemented work-from-home policies for employees and adjusted our operations to maximize employee safety and to comply with directives from health authorities. The effects of quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, in the United States and other countries, could negatively impact our operations and the operations of third parties we rely on, such as our contract manufacturing sites in Colorado, Ohio, and Ontario, and disrupt or delay the enrollment of patients at our clinical sites. For example, at some of our contract manufacturing sites, COVID-19-related restrictions, including temporary shutdowns, and instances of COVID-19 cases impacting personnel have resulted in some delays. In addition, we experienced some delays in construction of our cGMP manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain lab materials, such as certain raw materials and disposable plastics, that we and our contract development and manufacturing organizations, or CDMOs, use for research and GMP manufacturing. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on our operations including continued enrollment in the NKX101 clinical trial and the current timeline for dosing of the first patient with NKX019, as well as on our collaboration partners, CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff.  Even if the current restrictions are lifted in the State of California or the County of San Mateo, similar or additional restrictions could be imposed again later.

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

We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business. As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX101 clinical trial and our upcoming NKX019 clinical trial;
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

•

interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines, including the review of IND or other regulatory submissions for our product candidates;

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

The magnitude of these disruptions will depend, in part, on the length and severity of the COVID-19 restrictions and other limitations on our ability and the ability of others to conduct business in the ordinary course.

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

•	our inability to recruit sufficient patients for our clinical trials in a timely manner or at all;
•	delays in achieving a sufficient number of clinical trial sites or obtaining the required institutional review board, or IRB, approval at each clinical trial site;
•	imposition of a temporary or permanent clinical hold by us or by the FDA or other regulatory agencies based on emerging data;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	our inability to obtain long-term follow-up data due to patient drop out or in cases where patients elect to receive post-protocol treatment for their disease before it progresses;
•	suspension or termination of a clinical trial by the IRB of the institutions in which such trials are being conducted or by the Data Safety Monitoring Board, or DSMB (where applicable);
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials, or production delays, shutdowns or setbacks at any of our contract manufacturers;
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

Our business is highly dependent on the success of our product candidates, and on the success of NKX101 and NKX019 in particular, and we may fail to develop NKX101, NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.*

We cannot guarantee that NKX101 and NKX019, or any of our other product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX101 and NKX019 will be successful in clinical trials or receive regulatory approval. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX101 and NKX019 and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021. We plan to begin dosing the first patient with NKX019 in the second half of 2021. Due to the availability of seven commercially available agents that target CD19 including four autologous CAR-T products, two monoclonal antibody products, and one antibody-drug conjugate, we may have difficulty enrolling subjects into trials with NKX019 who have not previously been exposed to a CD19 directed agent. This could impact the ability to obtain data about NKX019 activity and slow enrollment. For these reasons, the Phase 1 clinical trial of NKX019 may include clinical trial sites outside the United States. If our planned IND for NKX019 is delayed or our Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.*

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We began clinical development for our first product candidate, NKX101 in 2020, we plan to begin dosing the first patient with our second product candidate, NKX019, in the second half of 2021, and the rest of our programs are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

If any of our product candidates, or any competing product candidates, demonstrate relevant, serious adverse events, we may be required to halt or delay further clinical development.*

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

As of the date of this Quarterly Report on Form 10-Q, only one of our product candidates (NKX101) has been tested in cancer patients.  The first patient was dosed with NKX101 in November 2020. Prior to initiation of that clinical trial, we had only evaluated our product candidates in preclinical mouse models and had observed fatalities in mice as a result of lung toxicity when NKX101 was administered in extremely high doses that were significantly higher than those we would expect to use in humans. We therefore do not yet know if NKX101, NKX019, or our other product candidates will have an acceptable safety profile in humans. As such, there can be no guarantee that any toxicity, or other adverse events, will not occur in human subjects during clinical trials. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

While studies indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience cytokine release syndrome, or CRS, neurotoxicity, graft-versus-host disease, or GVHD, or other serious adverse events. Severe adverse events associated with our product candidates NKX101 or NKX019 or lymphodepleting chemotherapy may also develop. NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the landscape of ligand expression is currently not fully understood. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity. Such adverse events may cause delays in completion of our clinical programs. If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving such designations, and even if received, they may not benefit the development and regulatory approval process.

We may seek various expedited programs available through regulatory authority such as Regenerative Medicine Advanced Therapy, or RMAT, designation, Breakthrough Therapy Designation, Fast Track Designation, or PRIority MEdicine, or PRIME, from regulatory authorities, for any product candidate that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency, or EMA, to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively low prevalence populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including Good Clinical Practices, or GCP, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the European Union member states, and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials not deviate from GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. The COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption, which may affect our ability to initiate and complete our preclinical studies and clinical trials. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If we are not able to establish pharmaceutical or biotechnology collaborations on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.*

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may seek to collaborate with pharmaceutical and biotechnology companies to develop and commercialize such product candidates, such as our recent collaboration with CRISPR. Any of these relationships, including our relationship with CRISPR, may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, relinquish valuable rights to our product candidates, or disrupt our management and business.

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

We have entered into a research collaboration with CRISPR regarding certain product candidates, and we may enter into additional collaborations with third parties to develop or commercialize other product candidates.  Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.*

We may form strategic alliances or create joint ventures or collaborations with respect to our product candidates that we believe will complement or augment our existing business. We routinely engage, and are engaged, in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. If we enter into a collaboration, strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

As disclosed in our Current Report on Form 8-K filed with the SEC on May 6, 2021, on May 5, 2021, we entered into a research collaboration agreement with CRISPR to establish research plans for the purpose of collaboratively designing and advancing allogeneic, gene-edited NK cell therapies and an allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The parties will share equally the costs incurred in connection with the research activities for the product candidates under the collaboration.  Under our agreement with CRISPR, we have also agreed to negotiate to reach agreement regarding the terms governing co-development and co-commercialization of the NK cell or NK+T cell therapies that are advanced under the research collaboration. If CRISPR, or any potential future collaboration partner, does not perform in the manner that we expect or fulfill their responsibilities in a timely manner or at all, the research, clinical development, regulatory approval and commercialization efforts related to the product candidates that are the subject of the collaboration with CRISPR, or that potential future collaboration partner, could be delayed or terminated.

If we terminate the agreement in its entirety or with respect to a particular product candidate under the research collaboration with CRISPR, due to a material breach by CRISPR or CRISPR’s insolvency, then we have the right to negotiate a license from CRISPR to continue research, development, and commercialization of the terminated product candidate(s) on our own at our sole expense.  We would need to pay CRISPR milestones and royalties for the terminated product candidate(s), and we may not be able to negotiate terms to the license that are favorable to us. Furthermore, assumption of sole responsibility for further development would greatly increase our expenditures and may mean we would need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates.  This could result in a limited potential to generate future revenue from such product candidates, and our business could be materially and adversely affected.

Whenever we enter into collaborations with third parties, we could face the following risks:

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

If conflicts arise between our collaborators and us, including CRISPR, our collaborators may act in a manner adverse to us and could limit our ability to implement our strategies. CRISPR or future collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates. Our collaborators may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

As a result, we may not be able to realize the benefit of new or existing collaboration agreements and strategic partnerships if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.*

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies Kymriah®, Yescarta®, Tecartus™ and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. Our known biopharmaceutical competitors developing allogeneic CAR-NK or CAR-T therapies currently include Allogene, Cellectis, Celularity, Celyad, CRISPR Therapeutics, Gamida Cell, Glycostem, Sanofi, Fate Therapeutics, ImmunityBio, Precision BioSciences and Takeda, each of which has clinical-stage allogeneic programs, as well as numerous other biopharmaceutical companies including Astellas, Artiva Biosciences, Bristol-Myers Squibb, NKGen, ONK Therapeutics, Surface Oncology, Novartis and Gilead with earlier-stage allogeneic programs. Furthermore, many companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor. Such competitors include Affimed, Amgen, Compass, Cytovia, Dragonfly Therapeutics, Genentech, A Roche Group company, GT Biopharma, Innate Pharma, QureBio, Servier, and Synaffix. In addition, numerous academic institutions are conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2021, we had 107 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•

discover new product candidates, develop the process and analytical methods for IND-enabling studies and FDA submissions, complete the required IND-enabling studies for each, and receive approval from the FDA and other regulatory authorities to initiate clinical trials for such product candidates;

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	expand into additional office and laboratory space as we grow our employee base;
•	complete the qualification of our in-house clinical good manufacturing practices, or GMP, manufacturing facility and establish and validate a commercial GMP manufacturing facility; and
•	continue to improve our operational, financial and management controls, reports systems and procedures.

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

Our development and commercialization rights to our current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.*

Our patent portfolio consists of a combination of issued patents and pending patent applications licensed from third parties, jointly owned with third parties and assigned solely to us based on our ongoing development activities. We are reliant upon certain of these rights and proprietary technology from third parties for the engineering and development of our current and future product candidates. However, these and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and products in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

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

We also may in some instances enter into collaboration or license agreements with commercial entities to access technologies and materials that are not otherwise available to us.  Our agreements with such entities may provide licenses to technology useful for the discovery, development, or commercialization of our product candidates. These licenses may in some instances, be non-exclusive. For example, we have entered into an agreement with CRISPR, which grants us a non-exclusive license on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of March 31, 2021, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes nine issued U.S. patents, one issued European patent, one issued Chinese patent, one issued Japanese patent, one issued Korean patent, 9 pending U.S. patent applications and 47 pending international patent applications, across our Platform, NKX101 and NKX019 families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2035. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2041. At least 45 of our issued patents and pending patent applications relate to supporting commercialization of our current product candidates, while the remaining issued patents and pending patent applications relate to future product candidates and alternative technologies. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101 and NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

We are currently involved in one patent re-examination proceeding. On August 1, 2018, a third party requested ex parte re-examination of certain claims of U.S. Patent No. 9,511,092 and this re-examination is currently pending with the USPTO. On August 2, 2019, a third party requested an ex parte reexamination on the remaining claims of U.S. Patent No. 9,511,092, with the USPTO subsequently issuing a Reexamination Certificate confirming patentability of the claims in an amended form on August 18, 2020. U.S. Patent No. 9,511,092 relates generally to chimeric receptor complexes that bind certain specific natural killer cell ligands and methods of using natural killer cells. U.S. Patent No. 9,511,092 does not relate to our current product candidates but may relate to future product candidates or alternative technologies. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of May 10, 2021, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 68% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of May 10, 2021, we had 32,822,550 shares of common stock outstanding.

Holders of an aggregate of 14,689,215 shares of common stock, including with respect to shares of our convertible preferred stock that converted into shares of our common stock upon the completion of the IPO, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act, or until the rights terminate pursuant to the terms of the stockholders agreement between us and such holders. We have also registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on registration statements on Form S-8, and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, and a “smaller reporting company” and we rely on exemptions from certain disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, as a result of which our common stock may be less attractive to investors.*

We may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including: not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important.

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

We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have an irrevocable election not to take advantage of the benefits of this extended transition period.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company and would be permitted to continue to take advantage of many of the same reporting exemptions, including exemption  from compliance with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley as long as we do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  We cannot predict if investors will find our common stock less attractive if we rely on emerging growth company or smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures following an initial transition period available to public companies. In particular, beginning with our fiscal year ending December 31, 2021, we must evaluate our systems and procedures, and test our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company unless we are a smaller reporting company and do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we do not comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. As of March 31, 2021, we have not used any of the proceeds from our IPO.  We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended March 24, 2021
10.2*#	Employment Offer Letter between the Registrant and Dr. Nadir Mahmood
10.3*#	First Amendment to Employment Offer Letter between the Registrant and Dr. Nadir Mahmood
10.4*#	Employment Offer Letter between the Registrant and Dr. Alicia Hager
10.5	Third Amendment to Lease between Nkarta, Inc. and HCP Life Science REIT, Inc., dated January 14, 2021	10-K	001-39370	10.10(D)	3/25/2021
10.6#	Form of Severance Agreement	8-K	001-39370	10.1	1/13/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan
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

Nkarta, Inc.

Date: May 13, 2021	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)