Form 10-Q
period 2021-06-30
Nkarta, Inc.
filed 2021-08-12
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 32,906,550 shares of common stock, par value $0.0001 per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2021 and December 31, 2020 (unaudited)	1
	Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (unaudited)	2
	Condensed Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
Signatures		70

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission.

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

i

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by the more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$24,421	$96,692
Short-term investments, available-for-sale	255,382	218,221
Prepaid expenses and other current assets	4,132	3,922
Total current assets	283,935	318,835
Restricted cash	452	413
Property and equipment, net	11,350	9,350
Operating lease right-of-use assets	12,050	8,505
Other long-term assets	1,324	547
Total assets	$309,111	$337,650
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,161	$1,176
Operating lease liabilities, current portion	2,287	1,402
Accrued and other current liabilities	5,808	6,253
Total current liabilities	10,256	8,831
Operating lease liabilities, net of current portion	10,408	7,517
Other long-term liabilities	65	82
Total liabilities	20,729	16,430
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	447,302	439,235
Accumulated other comprehensive income	6	3
Accumulated deficit	(158,929)	(118,021)
Total stockholders’ equity	288,382	321,220
Total liabilities and stockholders’ equity	$309,111	$337,650

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$15,957	$7,862	$29,496	$15,122
General and administrative	5,677	2,493	11,618	4,642
Total operating expenses	21,634	10,355	41,114	19,764
Loss from operations	(21,634)	(10,355)	(41,114)	(19,764)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	(40,741)	—	(40,163)
Interest income	104	27	214	152
Other income (expense), net	(5)	4	(8)	4
Total other income (expense), net	99	(40,710)	206	(40,007)
Net loss	$(21,535)	$(51,065)	$(40,908)	$(59,771)
Comprehensive loss:
Net loss	$(21,535)	$(51,065)	$(40,908)	$(59,771)
Other comprehensive gain (loss)	(28)	4	3	3
Comprehensive loss	$(21,563)	$(51,061)	$(40,905)	$(59,768)
Net loss per share, basic and diluted	$(0.66)	$(30.06)	$(1.25)	$(36.13)
Weighted average shares used to compute net loss per share, basic and diluted	32,827,365	1,698,560	32,783,730	1,654,304

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	—	$—	32,627,963	$3	$439,235	$3	$(118,021)	$321,220
Vesting of shares of common stock subject to repurchase	—	—	15,802	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	154,489	—	756	—	—	756
Share-based compensation expense	—	—	—	—	3,347	—	—	3,347
Unrealized gain on short-term investments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(19,373)	(19,373)
Balance, March 31, 2021	—	$—	32,798,254	$3	$443,347	$34	$(137,394)	$305,990
Vesting of shares of common stock subject to repurchase	—	—	15,575	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	39,032	—	256	—	—	256
Share-based compensation expense	—	—	—	—	3,690	—	—	3,690
Unrealized gain on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(21,535)	(21,535)
Balance, June 30, 2021	—	$—	32,852,861	$3	$447,302	$6	$(158,929)	$288,382

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, December 31, 2019	27,283,973	$59,815	1,600,601	$1	$1,179	$(2)	$(26,660)	$(25,482)
Vesting of shares of common stock subject to repurchase	—	—	17,494	—	14	—	—	14
Issuance of common stock upon exercise of stock option, net of repurchase			2,871	—	1			1
Share-based compensation expense	—	—	—	—	482	—	—	482
Unrealized loss on short-term investments						(1)		(1)
Net loss	—	—	—	—	—	—	(8,706)	(8,706)
Balance, March 31, 2020	27,283,973	$59,815	1,620,966	$1	$1,676	$(3)	$(35,366)	$(33,692)
Vesting of shares of common stock subject to repurchase	—	—	19,110	—	12	—	—	12
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	110,425	—	285	—	—	285
Share-based compensation expense	—	—	—	—	566	—	—	566
Unrealized loss on short-term investments	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(51,065)	(51,065)
Balance, June 30, 2020	27,283,973	$59,815	1,750,501	$1	$2,539	$1	$(86,431)	$(83,890)

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(40,908)	$(59,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,037	1,048
Depreciation and amortization	667	281
Accretion and amortization of premiums and discounts on investments, net	1,576	(32)
Non-cash lease expense	231	178
Change in fair value of preferred stock purchase right liability	—	40,163
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(987)	(368)
Accounts payable and accrued and other liabilities	285	(27)
Net cash used in operating activities	(32,099)	(18,528)
Cash flows from investing activities
Purchases of property and equipment	(2,411)	(4,812)
Purchases of short-term investments	(86,234)	(3,577)
Maturities of short-term investments	47,500	16,100
Net cash provided by (used in) investing activities	(41,145)	7,711
Cash flows from financing activities
Proceeds from stock option exercises	1,012	287
Proceeds from early exercise of stock options	—	12
Liability to related party	—	10,245
Payments of deferred offering costs	—	(2,440)
Net cash provided by financing activities	1,012	8,104
Net decrease in cash and cash equivalents	(72,232)	(2,713)
Cash, cash equivalents, and restricted cash beginning of period	97,105	20,875
Cash, cash equivalents, and restricted cash end of period	$24,873	$18,162
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	24,421	$17,749
Restricted cash	452	413
Total cash, cash equivalents and restricted cash	$24,873	$18,162

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. (“Nkarta” or the “Company”) was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer (“NK”) cells to treat cancer. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, and improve persistence for sustained activity in the body for the treatment of cancer. Nkarta’s goal is to develop off-the-shelf NK cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California and it operates in one segment.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of June 30, 2021, the Company had an accumulated deficit of $158.9 million and cash, cash equivalents, restricted cash and short-term investments of $280.3 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may continue to affect the Company’s business and operations. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the development and spread of more contagious and/or vaccine-resistant variants, the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease, and its impact on the Company’s current and planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2020. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

Recent Accounting Pronouncements

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard in the first quarter of 2021 using the prospective method, and the adoption did not have a material impact on the Company’s financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the six months ended June 30, 2021. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(21,535)	$(51,065)	$(40,908)	$(59,771)
Denominator:
Weighted average common shares outstanding	32,879,406	1,815,833	32,843,343	1,775,961
Less: weighted average unvested common stock issued upon early exercise of common stock options	(52,041)	(117,273)	(59,613)	(121,657)
Weighted average shares used to compute net loss per share, basic and diluted	32,827,365	1,698,560	32,783,730	1,654,304
Net loss per share, basic and diluted	$(0.66)	$(30.06)	$(1.25)	$(36.13)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2021	2020
Common stock options	4,293,442	2,424,747
Unvested common stock upon early exercise of common stock options	46,849	124,888
Convertible preferred stock	—	7,374,034
	4,340,291	9,923,669

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$21,331	$21,331	$—	$—
Short-term investments:
Corporate debt securities	$89,989	$—	$89,989	—
Commercial paper	44,981	—	44,981	—
U.S. Government securities	120,412	—	120,412	—
Total short-term investments	255,382	—	255,382	—
Total	$276,713	$21,331	$255,382	$—

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$94,631	$94,631	$—	$—
Short-term investments:
Corporate debt securities	$48,614	$—	$48,614	—
Commercial paper	63,445	—	63,445	—
U.S. Government securities	106,162	—	106,162	—
Total short-term investments	218,221	—	218,221	—
Total	$312,852	$94,631	$218,221	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $21.3 million and $94.6 million as of June 30, 2021 and December 31, 2020, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $255.4 million and $218.2 million as of June 30, 2021 and December 31, 2020, respectively, were classified as Level 2 instruments and were included in short-term investments. Accrued interest receivable related to short-term investments was $1.4 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2021 and December 31, 2020 (in thousands):

		June 30, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$90,000	$(14)	$3	$89,989
Commercial paper	1 year or less	44,981	—	—	44,981
U.S. Government securities	1 year or less	120,395		17	120,412
Total		$255,376	$(14)	$20	$255,382

		December 31, 2020
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$48,616	$(6)	$4	$48,614
Commercial paper	1 year or less	63,445	—	—	63,445
U.S. Government securities	1 year or less	106,157	(7)	12	$106,162
Total		$218,218	$(13)	$16	$218,221

The Company has classified all of its available-for-sale investment securities as current assets on the condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2021 and December 31, 2020 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2021 and that there were no impairments as of December 31, 2020. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$2,420	$2,586
Other current assets	1,712	1,336
Total prepaid expenses and other current assets	$4,132	$3,922

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$3,413	$1,984
Furniture and fixtures	523	322
Research equipment	8,051	4,892
Computers and software	124	124
Construction in progress	1,337	3,459
Total property and equipment	13,448	10,781
Less accumulated depreciation and amortization	(2,098)	(1,431)
Total property and equipment, net	$11,350	$9,350

Depreciation and amortization expense were $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$3,422	$3,534
Accrued research and development costs	1,297	1,675
Accrued property and equipment	156	117
Other accrued and current liabilities	933	927
Total accrued and other liabilities	$5,808	$6,253

6. Leases

The Company has operating leases for its corporate office, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $0.7 million and $1.2 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively. The total cash paid for operating leases included in the operating cash flows was $0.6 million and $1.0 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 20, 2020, respectively. The weighted-average remaining lease term was 7.2 years for the corporate office and laboratory space leases as of June 30, 2021. The weighted-average discount rate was 9.2% as of June 30, 2021.

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

In July 2021, the Company entered into a new lease for corporate office, manufacturing and laboratory space located in South San Francisco, California. See Note 11, “Subsequent Events” for additional information.

Maturities of operating lease liabilities under existing operating leases as of June 30, 2021 were as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining six months)	$1,201
2022	2,288
2023	2,285
2024	2,184
2025	2,200
2026 and thereafter	7,322
Total future minimum lease payments	17,480
Less imputed interest	(4,785)
Present value of net minimum lease payments	$12,695
Operating lease liabilities:
Current	2,287
Non-current	10,408
Total lease liability	$12,695

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of June 30, 2021 and December 31, 2020.

Letters of Credit

As of June 30, 2021, the Company has a $0.5 million letter of credit agreement with a financial institution that is used as collateral for the Company’s corporate headquarters’ operating lease. The letter of credit automatically renews annually without amendment unless cancelled by the financial institutions within 30 days of the annual expiration date.

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (the “CRISPR Agreement”) with CRISPR Therapeutics (“CRISPR”) to co-develop and co-commercialize an engineered CAR-NK product candidate targeting the CD70 tumor antigen and a second novel NK plus T cell (“NK+T”) product candidate. In addition, the Company will receive a license from CRISPR for up to five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR-NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally all research and development costs and potential profits worldwide related to the CD70 CAR-NK product candidate, NK+T product candidate, and the potential future CAR-NK program (collectively, “Collaboration Products”). For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. There were an insignificant amount of costs incurred pursuant to the CRISPR agreement in the quarter ended June 30, 2021. For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of June 30, 2021, the Company has not paid any amounts nor are any amounts owed under the agreement, and no milestones have been achieved.

9. Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Performance Incentive Plan (the “2020 Plan”) which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the Company’s initial public offering (“IPO”). Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The Company’s 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors.

A total of 4,295,638 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2020 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing in 2021) by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan..

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the six months ended June 30, 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2020	3,640,715	$11.00	9.0
Granted	862,847	48.74
Exercised	(194,354)	5.21
Forfeited	(15,766)	18.31
Outstanding at June 30, 2021	4,293,442	$18.82	8.8
Exercisable at June 30, 2021	1,079,227	$11.15	8.4
Vested and expected to vest at June 30, 2021	4,293,442	$18.82	8.8

The weighted-average grant date fair value of stock option grants was $33.04 per share for the six months ended June 30, 2021.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of

622,652 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 46,849 shares and 77,393 shares, with the related liability of $0.1 million and $0.1 million recorded under other long-term liabilities in the condensed balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,744	$229	$3,314	$424
General and administrative	1,946	337	3,723	624
Total share-based compensation	$3,690	$566	$7,037	$1,048

The total unrecognized compensation cost related to unvested share-based awards was $43.5 million, which is expected to be recognized over a weighted-average remaining service period of 3.22 years as of June 30, 2021.

10. Income Taxes

There was no provision for income taxes recorded during the three and six months ended June 30, 2021 and 2020. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

11. Subsequent Events

On July 9, 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date. The Company will become responsible for paying rent on the lease commencement date. The Company’s monthly installment of base rent for the new premises will start at approximately $0.6 million commencing on the lease commencement date and will increase on an annual basis up to a maximum monthly base rent of approximately $0.8 million. The Company expects to pay base rent of approximately $98.8 million over the lease term. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term. The Company is required to deliver a security deposit in the form of a letter of credit of $1.6 million to the Landlord in connection with the lease agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 25, 2021 for the fiscal year ended December 31, 2020, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those risks and uncertainties set forth in the sections titled “Risk Factors” of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above. Unless the context otherwise requires, the terms “Company,” “Nkarta, Inc.,” “we,” “us” or “our” refer to Nkarta, Inc. We do not have any subsidiaries.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered natural killer (“NK”), cell therapies to treat cancer. Our NK cell engineering platform builds on prior experience and success with engineering T cells and includes proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets and to freeze, store and thaw our engineered NK cells for off-the-shelf use for the treatment of cancer. All of our product candidates are designed to be allogeneic, meaning they are produced using cells from a different person than the patient treated, as well as off-the-shelf, meaning they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike existing autologous cell therapies, or cell therapies derived from a patient’s own cells. Based on recently published data and data presented at medical conferences from a number of clinical trials of certain NK cell therapies, we believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies. Our two co-lead product candidates are NKX101 and NKX019.

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

Our Investigational New Drug Application (“IND”) for NKX101 for the treatment of relapsed/refractory acute myeloid leukemia (“AML”) and higher-risk myelodysplastic syndromes (“MDS”) was accepted by the U.S. Food and Drug Administration (the “FDA”) in July 2020. On November 12, 2020, we announced that the first patient was treated in the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory AML or higher risk MDS. In the first quarter of 2021, the FDA approved a protocol amendment to the clinical trial of NKX101, which includes an overall shorter waiting period between enrollment of patients, an additional two-dose regimen which increases patient convenience and delivers more CAR NK cells earlier in each treatment cycle, and the earlier introduction of non haplo-related, off-the-shelf NKX101 in the ongoing dose finding cohort. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101, administered in a cycle of either three weekly infusions (Regimen A) or two weekly infusions (Regimen B) following lymphodepletion in multiple centers in the US. The clinical trial consists of parallel dose-finding in both Regimens followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021, and the clinical trial notification was filed with Therapeutic Goods Administration - Australia (“TGA”) following appropriate Human Research Ethics Committees (“HREC”) approval in Australia in May 2021. We plan to begin dosing the first patient with NKX019 in the second half of 2021. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following lymphodepletion in multiple centers in the U.S. and Australia. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

On May 5, 2021, we entered into a Research Collaboration Agreement (the “Agreement”) with CRISPR Therapeutics AG (“CRISPR”). Pursuant to the Agreement, CRISPR and the Company will establish research plans for the purpose of collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies and one (1) allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, and infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. Additionally, CRISPR will also grant non-exclusive licenses to us on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering (“IPO”) completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock and with proceeds from our previous collaboration. We incurred a net loss of $91.4 million and $21.1 million during the years ended December 31, 2020 and 2019, respectively, and $40.9 million and $59.8 million during the six months ended June 30, 2021 and 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $158.9 million. At June 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $280.3 million.

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

We issued shares of our Series B convertible preferred stock for aggregate gross proceeds of $64.4 million on July 1, 2020 in connection with the exercise by the holders of at least one-third of our Series B convertible preferred stock prior to the completion of our IPO (the “Series B Milestone Closing”). On July 14, 2020, we completed our IPO. In connection with the IPO, we issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. We received approximately $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering costs of $24.7 million. The shares began trading on the Nasdaq Global Select Market on July 10, 2020. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock converted into 14,689,215 shares of our common stock.

The COVID-19 pandemic has affected and may continue to affect our business and operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. We have taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for our employees and other personnel working in our offices, labs and manufacturing facility. We have mandated vaccination for our employees working on site and have encouraged vaccination of our employees working remotely. Some of the third-party vendors that we use, including some of our contract manufacturing sites, and our contract research organizations (“CROs”), have experienced employee turnover/attrition, delays or other disruptions during this pandemic and the accompanying flexible work options and, in some instances, costs have increased. We have incorporated remote monitoring of clinical trial sites, where feasible, for our ongoing NKX101 Phase 1 trial in the U.S. and will utilize a similar approach for the upcoming NKX019 Phase 1 trial with sites in both the U.S. and Australia. In addition, we have experienced some internal delays due to COVID-19, including some delays in construction of our current good manufacturing practices (“cGMP”) manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials that we and our contract development and manufacturing organization (“CDMO”) partners use for research and cGMP manufacturing, such as certain raw materials, cell culture media, and disposable plastics. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on the Company’s operations including continued enrollment in the NKX101 clinical trial and the current timeline for dosing of the first patient with NKX019, as well as on our CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows. We currently do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity. A discussion of the risks and uncertainties that we face as a result of the COVID-19 pandemic can be found under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We typically have various early stage research and drug discovery projects as well as various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding the costs incurred for these early stage research and drug discovery programs on a project-specific basis.

We expense research and development costs as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Direct external development program expenses:
NKX101	$3,066	$1,703	$5,074	$3,807
NKX019	1,489	77	2,474	87
Program 3	9	36	364	57
Program 4	352	—	352	—
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	6,973	3,928	13,901	7,094
Others	4,068	2,118	7,331	4,077
Total research and development costs	$15,957	$7,862	$29,496	$15,122

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

The successful development of our drug candidates is highly uncertain. A change in the outcome of any of a number of variables with respect to the development of our drug candidates may significantly impact the costs and timing associated with the development of our drug candidates. A discussion of the risks and uncertainties that we face in the development and commercialization of our drug candidates can be found under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Purchase Right Liability

In August 2019, we entered into a Series B Preferred Stock Purchase Agreement that contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. We recorded adjustments to the estimated fair value of the preferred stock purchase rights until they were exercised in July 2020 in connection with our IPO. At that time, the convertible preferred stock purchase right liability was reclassified to additional paid-in capital and we will no longer record any related periodic fair value adjustments.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of short-term investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$15,957	$7,862	$8,095	$29,496	$15,122	$14,374
General and administrative	5,677	2,493	3,184	11,618	4,642	6,976
Total operating expenses	21,634	10,355	11,279	41,114	19,764	21,350
Loss from operations	(21,634)	(10,355)	(11,279)	(41,114)	(19,764)	(21,350)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	(40,741)	40,741	—	(40,163)	40,163
Interest income	104	27	77	214	152	62
Other expense, net	(5)	4	(9)	(8)	4	(12)
Total other income (expense), net	99	(40,710)	40,809	206	(40,007)	40,213
Net loss	$(21,535)	$(51,065)	$29,530	$(40,908)	$(59,771)	$18,863

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Research and development expenses. Research and development expenses were $16.0 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $8.1 million was primarily due to an increase in personnel costs of $3.1 million, including an increase in share-based compensation expense of $1.5 million as a result of continued growth in headcount, an increase of $3.1 million in program costs primarily relating to NKX101 and NKX019 and $1.9 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

Research and development expenses were $29.5 million and $15.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $14.4 million was primarily due to an increase in personnel costs of $6.8 million, including an increase in share-based compensation expense of $2.9 million as a result of continued growth in headcount, an increase of $4.3 million in program costs primarily relating to NKX101 and NKX019 and $3.3 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses. We expect our research and development expenses will increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $5.7 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively. The increase of $3.2 million was primarily due to an increase in personnel costs of $2.1 million, including an increase of $1.6 million in share-based compensation expense as a result of continued growth in headcount, a $0.3 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and a $0.8 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense.

General and administrative expenses were $11.6 million and $4.6 million for the six months ended June 30, 2021 and 2020, respectively. The increase of $7.0 million was primarily due to an increase in personnel costs of $4.1 million, including an increase of $3.1 million in share-based compensation expense as a result of continued growth in headcount, a $1.2 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and a $1.7 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense. We expect to incur additional expenses as a result of being a public company following the completion of our IPO in July 2020, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Change in fair value of preferred stock purchase right liability. We recognized a remeasurement adjustment for the change in fair value of preferred stock purchase right liability of $40.7 million in other expense and $40.2 million in other income for the three and six months ended June 30, 2020, respectively. This was related to the Series B Preferred Stock Purchase Agreement that we entered into in August 2019, which contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. Upon the completion of the Series B Milestone Closing in July 2020, which resulted in the issuance of 27,066,206 shares of our Series B convertible preferred stock for an aggregate gross proceeds of $64.4 million, the final remeasurement adjustment of the preferred stock purchase right liability was recorded and reclassified to additional paid-in capital on the balance sheet upon the exercise of the preferred stock purchase right.

Interest income. Interest income was $0.1 million for the three months ended June 30, 2021. Interest income was not significant for the three months ended June 30, 2020. The slight increase in interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Interest income was $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The slight increase in interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $280.3 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. On July 1, 2020, we issued 27,066,206 shares of our Series B convertible preferred stock at a price of $2.37935 per share for gross proceeds of $64.4 million in connection with the Series B Milestone Closing.

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

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of June 30, 2021 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(32,099)	$(18,528)
Net cash provided by (used in) investing activities	(41,145)	7,711
Net cash provided by financing activities	1,012	8,104
Net decrease in cash and cash equivalents	$(72,232)	$(2,713)

Operating Activities

Net cash used in operating activities was $32.0 million and $18.5 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $40.9 million, adjusted for $9.5 million of net non-cash charges consisting primarily of share-based compensation of $7.0 million, depreciation and amortization of $0.7 million, and investment accretion and amortization of $1.6 million, and a $0.7 million net change in operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2020 was primarily due to our net loss of $59.8 million, adjusted for $41.6 million of net non-cash charges for share-based compensation of $1.0 million, depreciation and amortization of $0.3 million, change in fair value of our preferred stock purchase right liability of $40.2 million, and a $0.4 million net change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $41.1 million and net cash provided by investing activities was $7.7 million for the six months ended June 30, 2021 and 2020, respectively. The net cash used in investing activities for the six months ended June 30, 2021 was primarily due to purchases of short-term investments of $86.2 million, partially offset by proceeds from maturities of short-term investments of $47.5 million and purchases of property and equipment of $2.4 million primarily related to the construction of our manufacturing facility. The net cash provided by investing activities for the six months ended June 30, 2020 was primarily due to proceeds from maturities of short-term investments of $16.1 million, partially offset by purchases of property and equipment of $4.8 million and purchases of short-term investments of $3.6 million.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2021, primarily due to proceeds from the exercise of stock options. Net cash provided by financing activities was $8.1 million for the six months ended June 30, 2020, primarily due to the proceeds of $10.2 million received from the issuance of our Series B convertible preferred stock, payments made for deferred offering costs of $2.4 million and proceeds of $0.3 million from the exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents, restricted cash and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing therapeutic product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

In January 2021, we executed the third amendment to the lease agreement for a three-year non-cancelable lease for additional office space in the same building. The lease for this additional space commenced in the second quarter of 2021 and expires in March 2024. The other terms of the existing lease remain unchanged.

In July 2021, we entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date. We will become responsible for paying rent on the lease commencement date. The Company expects to pay base rent of approximately $98.8 million over the lease term. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations related to the facilities. The lease also provides for certain tenant improvement allowances for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, a portion of which, if utilized, would need to be repaid by us over the lease term.

See Note 6 and Note 11 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease liability.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, preferred stock purchase right liability, and share-based compensation. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2021 and December 31, 2020.

Segment Information

We have one business activity and operate in one reportable segment.

JOBS Act

We are an “emerging growth company” as described under the JOBS Act, and we could have taken advantage of an extended transition period for complying with new or revised accounting standards. This would have allowed us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen irrevocably to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company or a non-accelerated filer, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2018-2021, a third party requested ex parte reexaminations of U.S. Patent No. 9,511,092, which relates generally to chimeric receptor complexes that bind certain specific natural killer cell ligands and methods of using natural killer cells. U.S. Patent No. 9,511,092 does not relate to our current product candidates but may relate to future product candidates or alternative technologies. Two of the three reexaminations are pending. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the SEC on March 25, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and filed with the SEC on May 13, 2021, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $40.9 million, $91.4 million and $21.1 million for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit was $158.9 million as of June 30, 2021. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of NKX101;
•	advance additional product candidates to clinical trials, including NKX019;
•	develop our current product candidates for additional disease indications;
•	seek to discover and develop additional product candidates;
•	establish and qualify our own clinical- and commercial-scale cGMP facilities;
•

submit a biologics license application (“BLA”), or marketing authorization application, (“MAA”), for NKX101 and/or NKX019 and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, or GSK, and from our IPO in July 2020. We intend to use the proceeds from our IPO to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of June 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $280.3 million. Our research and development expenses increased from $17.2 million for the year ended December 31, 2019 to $36.2 million for the year ended December 31, 2020 and increased from $15.1 million for the six months ended June 30, 2020 to $29.5 million for the six months ended June 30, 2021.

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

Our business and the business or operations of our research partners, including CRISPR, and other third parties with whom we conduct business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.*

The COVID-19 pandemic has disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The coronavirus pandemic is evolving, and multiple variants of the virus that causes COVID-19 are circulating globally, including the more virulent and contagious Delta variant. To date the pandemic has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures to mitigate the impact of the pandemic. We continue to monitor these changes and update our operations as necessary to comply with any state, county or local health orders.

In response to government-imposed stay-at-home orders and quarantines, we have implemented work-from-home policies for employees and adjusted our operations to maximize employee safety and to comply with directives from health authorities. The effects of quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, in the United States and other countries, could negatively impact our operations and the operations of third parties we rely on, such as our contract manufacturing sites in Colorado, Ohio, and Ontario, and disrupt or delay the enrollment of patients at our clinical sites. For example, at some of our contract manufacturing sites, COVID-19-related restrictions, including temporary shutdowns, and instances of COVID-19 cases impacting personnel have resulted in some delays. Some of our CROs have also experienced employee turnover/attrition, delays, or disruptions during the pandemic. In addition, we experienced some delays in construction of our cGMP manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials, such as certain raw materials, cell culture media, and disposable plastics, that we and our CDMOs use for research and GMP manufacturing. If we are not able to obtain sufficient quantities of cell culture media for our purposes due to the shortage, we may need to reduce the number of manufacturing runs we have planned. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on our operations including continued enrollment in the NKX101 clinical trial and the current timeline for dosing of the first patient with NKX019, as well as on our collaboration partners, CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff.  Although most COVID-19 restrictions have been lifted in the State of California and the County of San Mateo, restrictions similar to those previously imposed or new restrictions could be imposed again later.

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

We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the development and spread of more contagious and/or vaccine-resistant variants, the effectiveness of actions taken in the U.S. and other countries to contain, vaccinate against, and treat the disease, and its impact on our current and planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain. As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

interruption of, or delays in receiving, supplies of our product candidates, or materials necessary for production of our product candidates, from our vendors or contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery or supply systems;

•

interruption of, or delays in manufacture of our product candidates, including at our in-house manufacturing facility and CDMOs, due to staffing shortages, production slowdowns and disruptions or inability to procure critical raw materials or other supplies in a timely fashion;

•	delays or disruptions in the planning, construction or qualification of our cGMP facility for commercial-scale manufacture of our product candidates;
•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
•	interruptions, or delays in receiving supplies and materials necessary for our business operations, and research and development activities;
•	increases in the cost of services or supplies necessary for our research and development activities;
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

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain. These impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak and the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole, but these delays could have a material impact on our business, financial condition, and/or results of operations.

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

Utilizing CAR-NK cells represents a novel approach to the treatment of cancer, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.*

We have concentrated our research and development efforts on utilizing CAR-NK cells as an immuno-oncology therapy. To date, the FDA has approved only a few cell-based therapies for commercialization and no NK-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR-NK platform product candidates are novel, and cell-based therapies are relatively new, regulatory agencies may lack precedents for evaluating product candidates like our CAR-NK product candidates. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR-NK platform product candidates. Additionally, advancing novel immuno-oncology therapies creates significant challenges for us, including:

•	enrolling sufficient numbers of patients in clinical trials;

•

training a sufficient number of medical personnel on how to properly thaw and administer our cells, especially in our planned solid tumor trial wherein the cells are given through a procedure by trained medical doctors;

•

training a sufficient number of medical and clinical laboratory personnel in the proper collection and handling of clinical samples in our clinical trials to enable a sufficient understanding of CAR NK pharmacokinetics and pharmacodynamics for the design of an optimal dosing regimen;

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

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen (“HLA”), types matched between donor and recipient. Our clinical development plan for NKX101 will seek to establish what degree of HLA matching, if any, is required for NKX101 to exhibit necessary levels of clinical activity and duration of response. While we believe that a high degree of HLA matching will not be required for clinically meaningful activity and durability of response, if it becomes apparent through preclinical testing or clinical trials that such matching is required, the production of NKX101 as standardized product for all patients will not be achievable. Instead, we would need to establish a bank of engineered CAR-NK cells for each of our product candidates where dozens of different donors will be required to achieve coverage of a large fraction of the addressable patient population.

Furthermore, the killer immunoglobulin-like receptor (“KIR”), is found on the surface of NK cells and recognizes certain HLA types. If there is a match between KIR and the HLA type, KIR acts as a natural inhibitor of NK activity, thereby serving to prevent immune reactions against an individual’s own cells. If we discover that a KIR mismatch is required to achieve clinically meaningful activity and durability of response, we will need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials.

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

Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.*

Clinical trials are expensive, time consuming and subject to substantial uncertainty. Failure can occur at any time during the clinical trial process, due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, or other applicable regulatory authorities may suspend or terminate clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. The FDA, or other applicable regulatory authorities may also require us to conduct additional preclinical studies or clinical trials due to negative or inconclusive results or other reasons, fail to approve the raw materials, manufacturing processes or facilities of third-party manufacturers upon which we rely, find deficiencies in the manufacturing processes or facilities upon which we rely, and change their approval policies or regulations or their prior guidance to us during clinical development in a manner rendering our clinical data insufficient for approval. In addition, data collected from clinical trials may not be sufficient to support the submission of a BLA, MAA or other applicable regulatory filings. We cannot guarantee that any clinical trials that we may plan or initiate will be conducted as planned or completed on schedule, if at all.

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
•

delays in reaching agreement on acceptable terms with prospective clinical trial sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites and CROs;

•	our inability to recruit sufficient patients for our clinical trials in a timely manner or at all;
•	delays in achieving a sufficient number of clinical trial sites or obtaining the required institutional review board (“IRB”), approval at each clinical trial site;
•	imposition of a temporary or permanent clinical hold by us or by the FDA or other regulatory agencies based on emerging data;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	our inability to obtain long-term follow-up data due to patient drop out or in cases where patients elect to receive post-protocol treatment for their disease before it progresses;
•	suspension or termination of a clinical trial by the IRB of the institutions in which such trials are being conducted or by the Data Safety Monitoring Board (“DSMB”) (where applicable);
•	delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials, or production delays, shutdowns or setbacks at any of our contract manufacturers;
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

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021, and the clinical trial notification was filed with TGA in Australia following appropriate HREC approval in May 2021. We plan to begin dosing the first patient with NKX019 in the second half of 2021. Due to the availability of seven commercially available agents that target CD19 including four autologous CAR-T products, two monoclonal antibody products, and one antibody-drug conjugate, we may have difficulty enrolling subjects into trials with NKX019 who have not previously been exposed to a CD19 directed agent. This could impact the ability to obtain data about NKX019 activity and slow enrollment. For these reasons, the Phase 1 clinical trial of NKX019 includes clinical trial sites outside the United States. If our Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

While studies indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience cytokine release syndrome, or CRS, neurotoxicity, graft-versus-host disease (“GVHD”), or other serious adverse events. Severe adverse events associated with our product candidates NKX101 or NKX019 or lymphodepleting chemotherapy may also develop. NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the landscape of ligand expression is currently not fully understood. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity. Such adverse events may cause delays in completion of our clinical programs. If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving such designations, and even if received, they may not benefit the development and regulatory approval process.

We may seek various expedited programs available through regulatory authority such as Regenerative Medicine Advanced Therapy (“RMAT”), designation, Breakthrough Therapy Designation, Fast Track Designation, or PRIority Medicine (“PRIME”), from regulatory authorities, for any product candidate that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency (“EMA”), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct or otherwise support clinical trials for our product candidates. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the European Union member states, and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials not deviate from GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. The COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption, which may affect our ability to initiate and complete our preclinical studies and clinical trials. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Whenever we enter into collaborations with third parties, we could face the following risks:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators could independently develop, or develop with third parties, products and processes that compete directly or indirectly with our products or product candidates;

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2021, we had 116 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our manufactured product candidates may fail to meet the required specifications for any of a variety of reasons, including variability in starting material, deviations from normal manufacturing process, or insufficient optimization of specific process steps. This failure to meet specifications could result in delays related to obtaining additional regulatory, site and patient approvals to continue dosing the patient in the clinical trial. If the required additional approvals cannot be obtained, additional delays may occur as manufacturing would need to be restarted and/or the patient may be unable to remain in the study. We may lose the starting material for a manufactured product for one of our clinical trial patients at any point in the process, the manufacturing process for that patient would need to be restarted and the resulting delay could require restarting the manufacturing process or could result in such patient no longer participating in our clinical trial. Any delay in the clinical development or commercialization of NKX101, NKX019, or our other product candidates could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Although we are manufacturing NKX019 in our own internal manufacturing facility for the NKX019 Phase 1 clinical trial, and plan to manufacture other product candidates in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates.  We have completed the construction of a cGMP facility for the production of certain of our product candidates for our early-stage clinical trials, but we do not yet have a cGMP facility for the commercial-scale manufacture of our product candidates. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet.  Building a commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues.  For example, factors such as the COVID-19 pandemic and COVID-19-related restrictions could impact our ability to properly staff production of our product candidates.  We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. In addition, we may find it difficult to properly manage supply chain issues critical to the manufacturing process.  If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

We rely on third parties to manufacture certain of our product candidates, and certain materials for use in the production of our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or materials, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

Although we are planning to build a commercial-scale manufacturing facility, we do not yet operate our own cGMP facility for the production of commercial supplies of the product candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and currently lack the resources and the capabilities to manufacture any of our product candidates on a commercial scale. If we are unable to successfully build, maintain and staff our own commercial-scale cGMP facility, we will need to rely on third parties for commercial-scale manufacture of our product candidates. We also currently rely on a third-party manufacturer for our clinical supply of NKX101. We expect to continue to outsource NKX101 manufacturing even though we have an internal cGMP facility for clinical supply, at least for a certain amount of time. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

In addition, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including K562 cells and viral vectors. Even though we have established our own internal cGMP facility for clinical supply of certain product candidates, and even if we successfully establish our own cGMP manufacturing facility for manufacture of our product candidates on a commercial scale, we will continue to outsource manufacturing of certain materials necessary for production of our product candidates, at least for a certain amount of time.

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

We do not currently have any agreements with third-party manufacturers for long-term commercial supply. We may be unable to enter into agreements with third-party manufacturers for commercial supplies of any product candidate or any material necessary for production of a product candidate that we develop, or may be unable to do so on acceptable terms. Even if we establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers for either clinical or commercial supply entails risks, including:

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

Delays in commissioning and receiving regulatory approvals for our manufacturing facilities could delay our development plans and thereby limit our ability to develop our product candidates and generate revenues.*

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have completed the construction of a cGMP facility in South San Francisco, California that will allow us to supply the product candidates needed for our early-stage clinical trials. We have also leased a property where we plan to build a facility for the commercial-scale manufacture of our product candidates. The design, construction, qualification and regulatory approvals for such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

Furthermore, our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and other comparable regulatory agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of products for clinical use or may result in the termination of or a hold on a clinical study. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We also may encounter problems with the following:

•

complying with regulations regarding evolving donor infectious disease testing, traceability, manufacturing, release of product candidates and other requirements from regulatory authorities outside the United States;

•	achieving adequate or clinical-grade materials that meet regulatory agency standards or specifications with consistent and acceptable production yield and costs;
•	bacterial, fungal or viral contamination in our manufacturing facilities;
•	disruptions due to natural disasters or supply chain interruptions; and
•	shortages of qualified personnel, raw materials or key contractors.

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

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc., (the “Licensors”). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under specified patents and patent applications related to NK cell technology in the field of therapeutics. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of June 30, 2021, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes nine issued U.S. patents, one issued European patent, one issued Chinese patent, one issued Japanese patent, one issued Korean patent, one issued Australian patent, ten pending U.S. patent applications and approximately 49 pending international patent applications, across our Platform, NKX101 and NKX019 families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2035. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2042. At least 50 of our issued patents and pending patent applications relate to supporting commercialization of our current product candidates, while the remaining issued patents and pending patent applications relate to future product candidates and alternative technologies. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101 and NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Even after issuance, our owned and in-licensed patents may be subject to challenge, which if successful could require us to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the use of the underlying technology, which could materially adversely affect our business.*

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents, even after issuance, may be challenged in the courts or patent offices in the United States and abroad. Third-party challenges may result in a loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to prevent others from using or commercializing similar or identical technology and products, or could limit the duration of the patent protection of our technology and product candidates.

Even if our patents are determined to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our patents.

In 2018-2021, a third party requested ex parte reexaminations of U.S. Patent No. 9,511,092, which relates generally to chimeric receptor complexes that bind certain specific natural killer cell ligands and methods of using natural killer cells. U.S. Patent No. 9,511,092 does not relate to our current product candidates but may relate to future product candidates or alternative technologies. Two of the three reexaminations are pending.   Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

If we choose to enforce our patent rights against a party, that party could counterclaim that our patent is invalid and/or unenforceable. The defendant may challenge our patents through proceedings before the Patent Trial and Appeal Board (“PTAB”), including inter partes and post-grant review. Proceedings to challenge patents are also available internationally, including, for example, opposition proceedings and nullity actions. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability and PTAB challenges are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the PTAB, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our product candidates.

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

Our product candidates, including NKX101 and NKX019, could be subject to regulatory limitations following approval, if and when such approval is granted.*

Following approval of a product candidate, if any, we must comply with comprehensive government regulations regarding the manufacture, labeling, marketing, distribution and promotion of biologic products. We must comply with the FDA’s labeling protocols, which prohibits promoting “off-label uses.” We may not be able to obtain the labeling claims necessary or desirable to successfully commercialize our products, including NKX101 and NKX019 or other product candidates in development.

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

In addition, if we or others identify side-effects after any of our products are on the market, if our products fail to maintain a continued acceptable safety profile after approval, if manufacturing problems occur subsequent to regulatory approval, or if we, our manufacturers or our partners fail to comply with regulatory requirements, including those mentioned above, we or our partners could be subject to the following:

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (“the ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, the Health Information Technology for Economic and Clinical Health Act, the U.S. Physician Payments Sunshine Act and its implementing regulations, U.S. state laws and regulations, including, state anti-kickback and false claims laws, laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, laws requiring the registration of pharmaceutical sales representatives, laws governing the privacy and security of health information in certain circumstances, and similar healthcare laws and regulations in other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

If we conduct clinical trials in the European Economic Area, (“EEA”), we may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679, (“GDPR”), imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing privacy and data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of August 9, 2021, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 63% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of August 9, 2021, we had 32,906,550 shares of common stock outstanding.

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

We are an “emerging growth company” under the Jumpstart Our Business Startups Act, or JOBS Act, and a “smaller reporting company” and we rely on exemptions from certain disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, as a result of which our common stock may be less attractive to investors.*

We may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including: not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company and would be permitted to continue to take advantage of many of the same reporting exemptions, including exemption  from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act as long as we do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  We cannot predict if investors will find our common stock less attractive if we rely on emerging growth company or smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As described above under “—We have incurred significant losses since our inception and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (“the Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. Recently enacted legislation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, temporarily reverses the limitations imposed by the Tax Act by suspending the 80% taxable income limitation to permit a corporation to offset without limitation its taxable income in 2019 or 2020 with NOL carryforwards generated in prior years. The CARES Act also allows NOLs generated in tax years 2018-2020 to be carried back up to five years.

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

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, ransomware, malware, data corruption, cyber-based attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If a significant system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information, the disclosure of protected personally identifiable patient information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the GDPR, which took effect in May 2018, and the California Consumer Protection Act (“CCPA”) which took effect on January 1, 2020, as well as the California Consumer Privacy Act, which was passed in November 2020 and makes a number of significant amendments to the CCPA, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail or if our privacy practices do not meet the requirements of such laws. Other states are considering similar laws that could impact our use of research data with respect to individuals in those states. There are extensive documentation obligations and transparency requirements, which may impose significant costs on us. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Use of Proceeds

On July 14, 2020, we completed our IPO. Our registration statement on Form S-1 (File No. 333-239301) relating to the IPO was declared effective by the SEC on July 9, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of June 30, 2021, we have not used any of the proceeds from our IPO.  We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Research Collaboration Agreement, dated May 5, 2021, by and between Nkarta, Inc. and CRISPR Therapeutics AG
10.2	Lease, dated July 9, 2021, by and between HCP BTC, LLC and Nkarta, Inc.	8-K	001-39370	10.1	7/14/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#

Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company undertakes to provide to the Securities and Exchange Commission or its staff, if requested and on a supplemental basis, an unredacted copy of this exhibit.

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

Nkarta, Inc.

Date: August 12, 2021	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)