Form 10-Q
period 2021-09-30
Nkarta, Inc.
filed 2021-11-10
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 32,949,415 shares of common stock, par value $0.0001 per share, outstanding.

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

•	We have a limited operating history and do not have any products approved for sale.
•	We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.
•	We have never generated revenue from product sales and may never achieve or maintain profitability.
•	We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
•

Our business and the business or operations of our research partners, including CRISPR, and other third parties with whom we conduct business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.

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

•

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$96,221	$96,692
Short-term investments, available-for-sale	161,477	218,221
Prepaid expenses and other current assets	6,940	3,922
Total current assets	264,638	318,835
Restricted cash	2,098	413
Property and equipment, net	12,151	9,350
Operating lease right-of-use assets	12,073	8,505
Other long-term assets	1,505	547
Total assets	$292,465	$337,650
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,139	$1,176
Operating lease liabilities, current portion	2,463	1,402
Accrued and other current liabilities	7,448	6,253
Total current liabilities	12,050	8,831
Operating lease liabilities, net of current portion	10,348	7,517
Other long-term liabilities	56	82
Total liabilities	22,454	16,430
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	451,320	439,235
Accumulated other comprehensive income (loss)	(30)	3
Accumulated deficit	(181,282)	(118,021)
Total stockholders’ equity	270,011	321,220
Total liabilities and stockholders’ equity	$292,465	$337,650

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$16,616	$9,828	$46,111	$24,950
General and administrative	5,812	3,918	17,431	8,560
Total operating expenses	22,428	13,746	63,542	33,510
Loss from operations	(22,428)	(13,746)	(63,542)	(33,510)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	—	—	(40,163)
Interest income	81	206	295	358
Other expense, net	(6)	(153)	(14)	(149)
Total other income (expense), net	75	53	281	(39,954)
Net loss	$(22,353)	$(13,693)	$(63,261)	$(73,464)
Comprehensive loss:
Net loss	$(22,353)	$(13,693)	$(63,261)	$(73,464)
Other comprehensive gain (loss)	(36)	3	(33)	6
Comprehensive loss	$(22,389)	$(13,690)	$(63,294)	$(73,458)
Net loss per share, basic and diluted	$(0.68)	$(0.44)	$(1.93)	$(6.39)
Weighted average shares used to compute net loss per share, basic and diluted	32,902,723	30,981,441	32,823,829	11,499,327

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2020	—	$—	32,627,963	$3	$439,235	$3	$(118,021)	$321,220
Vesting of shares of common stock subject to repurchase	—	—	15,802	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	154,489	—	756	—	—	756
Share-based compensation expense	—	—	—	—	3,347	—	—	3,347
Unrealized gain on short-term investments	—	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	—	(19,373)	(19,373)
Balance, March 31, 2021	—	$—	32,798,254	$3	$443,347	$34	$(137,394)	$305,990
Vesting of shares of common stock subject to repurchase	—	—	15,575	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	39,032	—	256	—	—	256
Share-based compensation expense	—	—	—	—	3,690	—	—	3,690
Unrealized loss on short-term investments	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(21,535)	(21,535)
Balance, June 30, 2021	—	$—	32,852,861	$3	$447,302	$6	$(158,929)	$288,382
Vesting of shares of common stock subject to repurchase	—	—	15,494	—	8	—	—	8
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	63,225	—	318	—	—	318
Share-based compensation expense	—	—	—	—	3,692	—	—	3,692
Unrealized loss on short-term investments	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(22,353)	(22,353)
Balance, September 30, 2021	—	$—	32,931,580	$3	$451,320	$(30)	$(181,282)	$270,011

NKARTA, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance, December 31, 2019	27,283,973	$59,815	1,600,601	$1	$1,179	$(2)	$(26,660)	$(25,482)
Vesting of shares of common stock subject to repurchase	—	—	17,494	—	14	—	—	14
Issuance of common stock upon exercise of stock option, net of repurchase			2,871	—	1			1
Share-based compensation expense	—	—	—	—	482	—	—	482
Unrealized loss on short-term investments						(1)		(1)
Net loss	—	—	—	—	—	—	(8,706)	(8,706)
Balance, March 31, 2020	27,283,973	$59,815	1,620,966	$1	$1,676	$(3)	$(35,366)	$(33,692)
Vesting of shares of common stock subject to repurchase	—	—	19,110	—	12	—	—	12
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	110,425	—	285	—	—	285
Share-based compensation expense	—	—	—	—	566	—	—	566
Unrealized gain on short-term investments	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	(51,065)	(51,065)
Balance, June 30, 2020	27,283,973	$59,815	1,750,501	$1	$2,539	$1	$(86,431)	$(83,890)
Issuance of Series B second tranche convertible preferred stock, net of issuance costs	27,066,206	64,321	—	—	—	—	—	—
Reclassification of preferred stock purchase right liability to equity upon issuance of convertible preferred stock	—	41,641	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(54,350,179)	(165,777)	14,689,215	1	165,776	—	—	165,777
Issuance of common stock upon initial public offering net of issuance costs	—	—	16,100,000	1	265,129	—	—	265,130
Vesting of shares of common stock subject to repurchase	—	—	18,246	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	—	—	10,370	—	36	—	—	36
Share-based compensation expense	—	—	—	—	1,609	—	—	1,609
Unrealized gain on short-term investments			—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(13,693)	(13,693)
Balance, September 30, 2020	—	$—	32,568,332	$3	$435,098	$4	$(100,124)	$334,981

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(63,261)	$(73,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,729	2,657
Depreciation and amortization	1,200	503
Accretion and amortization of premiums and discounts on investments, net	2,410	116
Non-cash lease expense	324	220
Change in fair value of preferred stock purchase right liability	—	40,163
Others		(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,688)	(3,355)
Accounts payable and accrued and other liabilities	1,931	2,523
Net cash used in operating activities	(50,355)	(30,652)
Cash flows from investing activities
Purchases of property and equipment	(3,932)	(6,442)
Purchases of short-term investments	(131,109)	(144,916)
Maturities of short-term investments	185,410	20,000
Net cash provided by (used in) investing activities	50,369	(131,358)
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	64,321
Proceeds from initial public offering, net of issuance costs	—	265,461
Proceeds from stock option exercises	1,330	322
Proceeds from early exercise of stock options	—	12
Payments of deferred offering costs	(130)	—
Net cash provided by financing activities	1,200	330,116
Net increase in cash and cash equivalents	1,214	168,106
Cash, cash equivalents, and restricted cash beginning of period	97,105	20,875
Cash, cash equivalents, and restricted cash end of period	$98,319	$188,981
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	96,221	$188,568
Restricted cash	2,098	413
Total cash, cash equivalents and restricted cash	$98,319	$188,981

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2021, the Company had an accumulated deficit of $181.3 million and cash, cash equivalents, restricted cash and short-term investments of $259.8 million.

On August 12, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $500.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. As of September 30, 2021, no sales of the Company’s common stock had been made pursuant to the ATM Offering Program.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC on March 25, 2021.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may continue to affect the Company’s business and operations. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the development and spread of more contagious and/or vaccine-resistant variants, the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease, and the pandemic’s impact on the Company’s current and planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2020. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith for the nine months ended September 30, 2021. Although there are several other new accounting pronouncements issued or proposed by the

FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,353)	$(13,693)	$(63,261)	$(73,464)
Denominator:
Weighted average common shares outstanding	32,939,272	31,095,610	32,875,670	11,620,515
Less: weighted average unvested common stock issued upon early exercise of common stock options	(36,549)	(114,169)	(51,841)	(121,188)
Weighted average shares used to compute net loss per share, basic and diluted	32,902,723	30,981,441	32,823,829	11,499,327
Net loss per share, basic and diluted	$(0.68)	$(0.44)	$(1.93)	$(6.39)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2021	2020
Common stock options	4,189,488	3,564,980
Unvested common stock upon early exercise of common stock options	31,355	107,847
	4,220,843	3,672,827

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$94,401	$94,401	$—	$—
Short-term investments:
Corporate debt securities	$85,428	$—	$85,428	—
Commercial paper	30,983	—	30,983	—
U.S. Government securities	45,066	—	45,066	—
Total short-term investments	161,477	—	161,477	—
Total	$255,878	$94,401	$161,477	$—

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$94,631	$94,631	$—	$—
Short-term investments:
Corporate debt securities	$48,614	$—	$48,614	—
Commercial paper	63,445	—	63,445	—
U.S. Government securities	106,162	—	106,162	—
Total short-term investments	218,221	—	218,221	—
Total	$312,852	$94,631	$218,221	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $94.4 million and $94.6 million as of September 30, 2021 and December 31, 2020, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $161.5 million and $218.2 million as of September 30, 2021 and December 31, 2020, respectively, were classified as Level 2 instruments and were included in short-term investments. Accrued interest receivable related to short-term investments was $0.9 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2021 and December 31, 2020 (in thousands):

		September 30, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$85,460	$(32)		$85,428
Commercial paper	1 year or less	30,983	—	—	30,983
U.S. Government securities	1 year or less	45,064		2	45,066
Total		$161,507	$(32)	$2	$161,477

		December 31, 2020
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$48,616	$(6)	$4	$48,614
Commercial paper	1 year or less	63,445	—	—	63,445
U.S. Government securities	1 year or less	106,157	(7)	12	$106,162
Total		$218,218	$(13)	$16	$218,221

The Company has classified all of its available-for-sale investment securities as current assets on the condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2021 and December 31, 2020 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2021 and that there were no impairments as of December 31, 2020. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$4,511	$2,586
Other current assets	2,429	1,336
Total prepaid expenses and other current assets	$6,940	$3,922

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$3,424	$1,984
Furniture and fixtures	537	322
Research equipment	8,716	4,892
Computers and software	130	124
Construction in progress	1,975	3,459
Total property and equipment	14,782	10,781
Less accumulated depreciation and amortization	(2,631)	(1,431)
Total property and equipment, net	$12,151	$9,350

Depreciation and amortization expense was $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$4,502	$3,534
Accrued research and development costs	1,780	1,675
Accrued property and equipment	152	117
Other accrued and current liabilities	1,014	927
Total accrued and other liabilities	$7,448	$6,253

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $0.7 million and $1.9 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. The total cash paid for operating leases included in the operating cash flows was $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. The weighted-average remaining lease term was 6.9 years for the corporate office and laboratory space leases as of September 30, 2021. The weighted-average discount rate was 9.1% as of September 30, 2021.

In May 2018, the Company entered into a lease agreement for its corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the “Initial Lease Agreement”). In April 2019, the Company executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities and an extension to the lease term through April 2026.

In May 2020, the Company signed a second amendment to the Initial Lease Agreement. The amended lease provides for an eight-year non-cancelable lease of additional office and laboratory space in the same building. The lease amendment for additional office and laboratory space provided for abatement of rent during the first three months of the lease and contains rent escalations during the term of the lease. The lease for this additional space commenced in January 2021 and expires in January 2029. The lease amendment also includes an extension of the lease term for the existing office and laboratory space beginning on May 1, 2020 and expiring in January 2029. The amendment to the Initial Lease Agreement also includes an option to extend the lease for an additional seven-year term.

In January 2021, the Company signed a third amendment to the Initial Lease Agreement which provides for lease of additional space in the same building. The lease amendment for this additional space commenced in April 2021 and expires in March 2024.

In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement which provides for lease of additional space in the same building. The lease for additional office and laboratory space provides for abatement of rent during the first two months of the lease and contains rent escalations during the term of the lease. The lease amendment of this additional space is anticipated to commence in April 2022 and expires in January 2029. The Company expects to pay base rent of approximately $4.6 million over the lease term. The lease amendment also includes this additional space in the Company’s option to extend the amended Initial Lease Agreement for an additional seven-year term. The other terms of the Initial Lease Agreement, as amended, remain unchanged.

In July 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date (the “Additional Lease Agreement”). The Company will become responsible for paying rent on the lease commencement date. The Company’s monthly installment of base rent for the new premises will start at approximately $0.6 million commencing on the lease commencement date and will increase on an annual basis up to a maximum monthly base rent of approximately $0.8 million. The Company expects to pay base rent of approximately $98.8 million over the lease term. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term. During the three months ended September 30, 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the Landlord in connection with the Additional Lease Agreement.

On November 5, 2021, the Company entered into an amendment to its corporate office, manufacturing and laboratory facilities lease. The lease amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease.

Maturities of operating lease liabilities under existing operating leases as of September 30, 2021 were as follows (in thousands):

Year ending December 31,	Amount
2021 (remaining three months)	$629
2022	2,579
2023	2,432
2024	2,184
2025	2,200
2026 and thereafter	7,321
Total future minimum lease payments	17,345
Less imputed interest	(4,534)
Present value of net minimum lease payments	$12,811
Operating lease liabilities:
Current	2,463
Non-current	10,348
Total lease liability	$12,811

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2021 and December 31, 2020.

Letters of Credit

As of September 30, 2021, the Company has $2.1 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date.

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

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the CD70 CAR-NK product candidate, NK+T product candidate, and the potential future CAR-NK program (collectively, “Collaboration Products”). For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. As of September 30, 2021, the Company had a $1.2 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of September 30, 2021, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

9. Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Performance Incentive Plan (the “2020 Plan”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the Company’s initial public offering (“IPO”). Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The Company’s 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors.

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

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2021:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2020	3,640,715	$11.00	9.0
Granted	925,477	47.60
Exercised	(257,579)	5.17
Forfeited	(119,125)	20.85
Outstanding at September 30, 2021	4,189,488	$19.16	8.6
Exercisable at September 30, 2021	1,256,881	$12.83	8.3
Vested and expected to vest at September 30, 2021	4,189,488	$19.16	8.6

The weighted-average grant date fair value of stock option grants was $32.26 per share for the nine months ended September 30, 2021.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 622,652 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 31,355 shares and 77,393 shares, and the related liability recorded under other long-term liabilities in the condensed balance sheets was insignificant and $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,680	$672	$4,995	$1,096
General and administrative	2,012	937	5,734	1,561
Total share-based compensation	$3,692	$1,609	$10,729	$2,657

The total unrecognized compensation cost related to unvested share-based awards was $39.7 million, which is expected to be recognized over a weighted-average remaining service period of 3.02 years as of September 30, 2021.

10. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2021 and 2020. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

Our Investigational New Drug Application (“IND”) for NKX101 for the treatment of relapsed/refractory acute myeloid leukemia (“AML”) and higher-risk myelodysplastic syndromes (“MDS”) was accepted by the U.S. Food and Drug Administration (the “FDA”) in July 2020. In November 2020, we announced that the first patient was treated in the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory AML or higher risk MDS. In the first quarter of 2021, the FDA approved a protocol amendment to the clinical trial of NKX101, which includes an overall shorter waiting period between enrollment of patients, an additional two-dose regimen which increases patient convenience and delivers more CAR NK cells earlier in each treatment cycle, and the earlier introduction of non haplo-related, off-the-shelf NKX101 in the ongoing dose finding cohort. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101, administered in a cycle of either three weekly infusions (Regimen A) or two weekly infusions (Regimen B) following lymphodepletion in multiple centers in the US. The clinical trial consists of parallel dose-finding in both Regimens followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021, and the clinical trial notification was filed with Therapeutic Goods Administration - Australia (“TGA”) following appropriate Human Research Ethics Committees (“HREC”) approval in Australia in May 2021. In October 2021, we announced that we had dosed the first patients with NKX019 in the Phase1 clinical trial. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following lymphodepletion in multiple centers in the U.S. and Australia. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

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

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering (“IPO”) completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock and with proceeds from our previous collaboration. We incurred a net loss of $91.4 million and $21.1 million during the years ended December 31, 2020 and 2019, respectively, and $63.3 million and $73.5 million during the nine months ended September 30, 2021 and 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $181.3 million. At September 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $259.8 million.

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

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy. We may seek additional funding through the issuance of our common stock, including through our ATM Offering Program (as defined below), other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to significantly delay, scale back or discontinue the development of some of our programs or curtail any efforts to expand our product pipeline.

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

The COVID-19 pandemic has affected and may continue to affect our business and operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct and enrollment of current and future clinical trials. We have taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for our employees and other personnel working in our offices, labs and manufacturing facility. We have mandated vaccination for our employees working on site and have encouraged vaccination of our employees working remotely. Some of the third-party vendors that we use, including some of our contract manufacturing sites, and our contract research organizations (“CROs”), have experienced employee turnover/attrition, delays or other disruptions during this pandemic and the accompanying flexible work options and, in some instances, costs have increased. We have incorporated remote monitoring of clinical trial sites, where feasible, for our ongoing NKX101 Phase 1 trial in the U.S. and ongoing NKX019 Phase 1 trial with sites in both the U.S. and Australia. In addition, we have experienced some internal delays due to COVID-19, including some delays in construction of our current good manufacturing practices (“cGMP”) manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials that we and our contract development and manufacturing organization (“CDMO”) partners use for research and cGMP manufacturing, such as certain raw materials, cell culture media, and disposable plastics. Supply chain and operational disruptions due to COVID-19 have contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we have had minor delays in setting up clinical sites in our NKX019 clinical trial due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on the Company’s operations including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. Our clinical programs may also be impacted by delays at the FDA or other regulatory authorities due to COVID-19. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows. We currently do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity. A discussion of the risks and uncertainties that we face as a result of the COVID-19 pandemic can be found under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We typically have various early-stage research and drug discovery projects as well as various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding the costs incurred for these early-stage research and drug discovery programs on a project-specific basis.

We expense research and development costs as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Direct external development program expenses:
NKX101	$3,525	$1,930	$8,600	$5,737
NKX019	2,828	356	5,302	443
Program 3	63	349	427	406
Program 4	147	—	499	—
Partner cost sharing	(852)	—	(1,210)	—
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	7,584	4,587	21,829	11,681
Others	3,321	2,606	10,664	6,683
Total research and development costs	$16,616	$9,828	$46,111	$24,950

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Operating expenses:
Research and development	$16,616	$9,828	$6,788	$46,111	$24,950	$21,161
General and administrative	5,812	3,918	1,894	17,431	8,560	8,871
Total operating expenses	22,428	13,746	8,682	63,542	33,510	30,032
Loss from operations	(22,428)	(13,746)	(8,682)	(63,542)	(33,510)	(30,032)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	—	—	—	(40,163)	40,163
Interest income	81	206	(125)	295	358	(63)
Other expense, net	(6)	(153)	147	(14)	(149)	135
Total other income (expense), net	75	53	22	281	(39,954)	40,235
Net loss	$(22,353)	$(13,693)	$(8,660)	$(63,261)	$(73,464)	$10,203

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Research and development expenses. Research and development expenses were $16.6 million and $9.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $6.8 million was primarily due to an increase in personnel costs of $3.0 million, including an increase in share-based compensation expense of $1.0 million as a result of continued growth in headcount, an increase of $3.9 million in program costs primarily relating to NKX101 and NKX019 and $0.7 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, offset by $0.9 million in partner cost sharing reimbursable expenses. The increase in program costs relating to NKX101 and NKX019 is primarily due to additional clinical development activities compared to the prior year period.

Research and development expenses were $46.1 million and $25.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $21.1 million was primarily due to an increase in personnel costs of $10.1 million, including an increase in share-based compensation expense of $3.9 million as a result of continued growth in headcount, an increase of $8.2 million in program costs primarily relating to NKX101 and NKX019 and $4.0 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, offset by $1.2 million in partner cost sharing reimbursable expenses. The increase in program costs relating to NKX101 and NKX019 is primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $5.8 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively. The increase of $1.9 million was primarily due to an increase in personnel costs of $1.8 million, including an increase of $1.1 million in share-based compensation expense as a result of continued growth in headcount, and a $0.1 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense.

General and administrative expenses were $17.4 million and $8.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase of $8.9 million was primarily due to an increase in personnel costs of $5.9 million, including an increase of $4.2 million in share-based compensation expense as a result of continued growth in headcount, a $1.1 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and a $1.9 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense. We expect to incur additional expenses as a result of being a public company following the completion of our IPO in July 2020, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Change in fair value of preferred stock purchase right liability. We recognized a remeasurement adjustment for the change in fair value of preferred stock purchase right liability of nil and $40.2 million in other expense for the three and nine months ended September 30, 2020, respectively. This remeasurement adjustment was related to the Series B Preferred Stock Purchase Agreement entered into in August 2019, which contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. Upon the completion of the Series B Milestone Closing in July 2020, which resulted in the issuance of 27,066,206 shares of our Series B convertible preferred stock for an aggregate gross proceeds of $64.4 million, the final remeasurement adjustment of the preferred stock purchase right liability was recorded and reclassified to additional paid-in capital on the balance sheet upon the exercise of the preferred stock purchase right.

Interest income. Interest income was $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest income was due amortization of purchase premiums and accretion of discounts of short-term investments, partially offset by interest earned from short-term investments.

Interest income was $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The  decrease in interest income was due to amortization of purchase premiums and accretion of discounts of short-term investments, partially offset by interest earned from short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $259.8 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. On July 1, 2020, we issued 27,066,206 shares of our Series B convertible preferred stock at a price of $2.37935 per share for gross proceeds of $64.4 million in connection with the Series B Milestone Closing.

Prior to our IPO, we funded our operations primarily through the issuance of convertible promissory notes and private placements of our convertible preferred stock with a total gross proceeds of $126.0 million, and from our previous collaboration agreement with GlaxoSmithKline, which terminated in December 2018 of $7.9 million.

On August 12, 2021, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”),  of up to $500.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the SEC on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program under the Securities Act (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. As of September 30, 2021, no sales of our common stock had been made pursuant to the ATM Offering Program.

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

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time as we can generate significant revenue from sales of our drug candidates, if ever, we expect to finance our operations through the sale of equity, including pursuant to our ATM Offering Program, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of September 30, 2021 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(50,355)	$(30,652)
Net cash provided by (used in) investing activities	50,369	(131,358)
Net cash provided by financing activities	1,200	330,116
Net increase in cash and cash equivalents	$1,214	$168,106

Operating Activities

Net cash used in operating activities was $50.4 million and $30.7 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $63.3 million, adjusted for $12.9 million of net non-cash charges consisting primarily of share-based compensation of $10.7 million, depreciation and amortization of $1.2 million, investment accretion and amortization of $2.4 million, and a $1.8 million net change in operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $73.5 million, adjusted for $43.6 million of net non-cash charges for share-based compensation of $2.7 million, depreciation and amortization of $0.5 million, change in fair value of our preferred stock purchase right liability of $40.2 million, and a $0.8 million net change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $50.4 million and net cash used in investing activities was $131.4 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash provided by investing activities for the nine months ended September 30, 2021 was primarily due to proceeds from maturities of short-term investments of $185.4 million, partially offset by purchases of short-term investments of $131.1 million and purchases of property and equipment of $3.9 million primarily related to the construction of our manufacturing facility. The net cash used in investing activities for the nine months ended September 30, 2020 was primarily due to purchases of property and equipment of $6.4 million primarily related to the construction of our manufacturing facility and purchases of short-term investments of $144.9 million, partially offset by proceeds from maturities of short-term investments of $20.0 million.

Financing Activities

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2021, primarily due to proceeds from the exercise of stock options, partially offset by payment of deferred offering costs of $0.1 million associated with the filing of our Shelf Registration Statement and the establishment of our ATM Offering Program. Net cash provided by financing activities was $330.1 million for the nine months ended September 30, 2020, primarily due to the proceeds of $265.5 million from our IPO, net of issuance costs, proceeds of $64.3 million from the issuance of our Series B convertible preferred stock, net of issuance costs, and proceeds of $0.3 million from the exercise of stock options.

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

Our future capital requirements will depend on many factors, including:

▪

the type, number, scope, progress, expansions, results, costs and timing of our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;

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

Until such time as we can generate significant revenue from sales of our therapeutic product candidates, if ever, we expect to finance our cash needs through public or private equity, including pursuant to our ATM Offering Program, or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

In May 2018, we entered into a lease agreement for our corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the “Initial Lease Agreement”). In April 2019, we executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities and an extension to the lease term through April 2026. The terms of the lease amendment contain a rent abatement for the first month and rent escalation provisions. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations related to the facilities.

In May 2020, we executed the second amendment to the Initial Lease Agreement for an eight-year non-cancelable lease for additional office and laboratory space in the same building. The lease amendment for the additional space provided for abatement of rent during the first three months of the lease and contained rent escalations during the term of the lease. The lease amendment for this additional space commenced in January 2021 and expires in January 2029. The lease amendment also included an extension of the lease term of our existing office and laboratory space through January 2029, with an option to extend the lease for an additional seven-year term.

In January 2021, we executed the third amendment to the Initial Lease Agreement for a three-year non-cancelable lease for additional office space in the same building. The lease amendment for this additional space commenced in the second quarter of 2021 and expires in March 2024.

In October 2021, we executed the fourth amendment to the Initial Lease Agreement for a seven-year non-cancelable lease for additional office and laboratory space in the same building. The lease amendment for additional space provided for abatement of rent during the first two months of the lease and contained rent escalations during the term of the lease. The lease amendment for this additional space is anticipated to commence in April 2022 and expires in January 2029. The Company expects to pay base rent of approximately $4.6 million over the lease term. The lease amendment also includes this additional space in our option to extend the lease for an additional seven-year term.  The other terms of the Initial Lease Agreement, as amended, remain unchanged.

In July 2021, we entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date (the “Additional Lease Agreement”). We will become responsible for paying rent on the lease commencement date. The Company expects to pay base rent of approximately $98.8 million over the lease term. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations related to the facilities. The Additional Lease Agreement also provides for certain tenant improvement allowances for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, a portion of which, if utilized, would need to be repaid by us over the lease term.

In November 2021, we executed an amendment to the Additional Lease Agreement for our corporate office, manufacturing and laboratory space. The amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease. The other terms of the Additional Lease Agreement remain unchanged.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2021 and December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Third party requests for ex parte reexamination of U.S. Patent Nos. 10,774,309 and 10,829,737, which relate to our NKX101 product candidate, were recently filed.  Also, one ex parte reexamination of U.S. Patent No. 9,511,092, which does not relate to any of our current product candidates, is pending and another is on appeal. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the SEC on March 25, 2021, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and filed with the SEC on May 13, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and filed with the SEC on August 12, 2021, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $63.3 million, $91.4 million and $21.1 million for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. Our accumulated deficit was $181.3 million as of September 30, 2021. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of NKX101 and NKX019;
•	advance additional product candidates to clinical trials, including product candidates under the collaboration with CRISPR;
•	develop our current product candidates for additional disease indications;
•	seek to discover and develop additional product candidates;
•	establish and qualify our own clinical- and commercial-scale cGMP facilities;
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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline and from our IPO in July 2020. We intend to use the proceeds from our IPO to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of September 30, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $259.8 million. Our research and development expenses increased from $17.2 million for the year ended December 31, 2019 to $36.2 million for the year ended December 31, 2020 and increased from $25.0 million for the nine months ended September 30, 2020 to $46.1 million for the nine months ended September 30, 2021.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our IPO, a combination of equity offerings and debt financings, including pursuant to our ATM Offering Program, and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Our business and the business or operations of our research partners, including CRISPR, and other third parties with whom we conduct business could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.*

The COVID-19 pandemic has disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The coronavirus pandemic is evolving, and multiple variants of the virus that causes COVID-19 are circulating globally, including the more virulent and contagious Delta variant. To date the pandemic has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures to mitigate the impact of the pandemic. We continue to monitor these changes and update our operations as necessary to comply with any state, county or local health orders.

In response to previous government-imposed stay-at-home orders and quarantines, we implemented work-from-home policies for employees and adjusted our operations to maximize employee safety and to comply with directives from health authorities. The effects of quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, in the United States and other countries, could negatively impact our operations and the operations of third parties we rely on, such as our contract manufacturing sites in Colorado, Ohio, and Ontario, and disrupt or delay the enrollment of patients at our clinical sites. For example, at some of our contract manufacturing sites, COVID-19-related restrictions, including temporary shutdowns, and instances of COVID-19 cases impacting personnel have resulted in some delays. Some of our CROs have also experienced employee turnover/attrition, delays, or disruptions during the pandemic. In addition, we experienced some delays in construction of our cGMP manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials, such as certain raw materials, cell culture media, and disposable plastics, that we and our CDMOs use for research and GMP manufacturing. If we are not able to obtain sufficient quantities of cell culture media for our purposes due to the shortage, we may need to reduce the number of manufacturing runs we have planned. Supply chain and operational disruptions due to COVID-19 have contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we have had minor delays in setting up clinical sites in our NKX019 clinical trial due to COVID-19 restrictions due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our collaboration partners, CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff.  Although most COVID-19 restrictions have been lifted in the State of California and the County of San Mateo, restrictions similar to those previously imposed or new restrictions could be imposed again later.

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

The COVID-19 pandemic has also impacted, and may impact in the future, the regulatory authorities to which we are subject in our industry, which may, in turn, hamper or delay our clinical development efforts. We periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. As FDA personnel prioritize pandemic related efforts, we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development.

We cannot predict the potential future impacts of COVID-19, including its variants, on us and third parties with whom we conduct business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the development and spread of more contagious and/or vaccine-resistant variants, the effectiveness of actions taken in the U.S. and other countries to contain, vaccinate against, and treat the disease, and its impact on our current and planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain. As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we have experienced and/or may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX101 and NKX019 clinical trials;
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

The foregoing processes would require us to redesign the clinical protocols and clinical trials for our product candidates and could require significant additional time and resources to complete and the participation of a significant number of additional clinical trial participants and donors, any of which would delay the clinical development of our product candidates and their eventual commercialization.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. For example, we periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. As FDA personnel prioritize pandemic related efforts, we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development.  Also, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities in response to the COVID-19 pandemic, and in July 2020, it began to work toward resuming prioritized domestic inspections of mission-critical inspections on a case-by-case basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

Multiple factors have impacted the rate of enrollment of patients in our ongoing Phase 1 clinical trials, including the use of haplomatched donor derived cells and requirement for a staggered enrollment of patients that was longer than originally expected in the original NKX101 study design and COVID-19 related disruptions. As previously announced, the NKX101 clinical trial protocol was later amended in consultation with the U.S. Food and Drug Administration to be able to dose patients with either off-the-shelf or haplomatched cells, shorten the stagger between certain patients, and introduce a second parallel dosing regimen. COVID-19 restrictions at certain sites have resulted in minor disruptions in enrollment in our NKX019 clinical trial.

In October 2021, a company developing allogeneic CAR-T therapies (“the CAR-T Company”) reported that the FDA had placed a clinical hold on the CAR-T Company’s clinical trials following a report of a chromosomal abnormality in the gene-edited CAR-T cells recovered from a single patient in one of the CAR-T Company’s clinical trials.  The technology reportedly used by the CAR-T Company to edit the CAR-T cells in which the abnormality was found is different from the gene-editing technology from CRISPR that we are using for our gene-edited product candidates, and the applicability of the CAR-T Company’s reported chromosomal abnormality issue to other gene-editing technologies or other cell types (NK) such as ours has not been established.  Nevertheless, if the FDA increases its scrutiny regarding the gene editing of cellular therapies more generally as a result of current or future data regarding chromosomal abnormalities from the CAR-T Company or other sources, our pipeline programs that involve gene-edited cells, including the CD70 and NK+T programs on which we are collaborating with CRISPR, may be delayed or we may be forced to incur additional costs for those programs.  For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which could slow development of our gene-edited product candidates and increase expenses.

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

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021, and the clinical trial notification was filed with TGA in Australia following appropriate HREC approval in May 2021. In October 2021, we announced that we had dosed the first patients with NKX019 in the Phase 1 clinical trial. Due to the availability of at least seven commercially available agents that target CD19 including four autologous CAR-T products, two monoclonal antibody products, and one antibody-drug conjugate, we may have difficulty enrolling subjects into trials with NKX019 who have not previously been exposed to a CD19 directed agent. This could impact the ability to obtain data about NKX019 activity and slow enrollment. For these reasons, the Phase 1 clinical trial of NKX019 includes clinical trial sites outside the United States. If our Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.*

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We began clinical development for our first product candidate, NKX101, in 2020 and our second product candidate, NKX019, in 2021, and the rest of our programs are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. For example, preclinical models as applied to cell therapy in oncology do not adequately represent the clinical setting, and thus cannot predict clinical activity nor all potential risks, and may not provide adequate guidance as to appropriate dose or administration regimen of a given therapy. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Interim or top line data from clinical trials that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data such as interim or top line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously announced. Negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.

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

As of the date of this Quarterly Report on Form 10-Q, only two of our product candidates (NKX101 and NKX019) have been tested in cancer patients.  The first patient was dosed with NKX101 in 2020, and the first patient was dosed with NKX019 in 2021. Prior to initiation of the NKX101 clinical trial, we had only evaluated our product candidates in preclinical mouse models and had observed fatalities in mice as a result of lung toxicity when NKX101 was administered in extremely high doses that were significantly higher than those we would expect to use in humans. We therefore do not yet know if NKX101, NKX019, or our other product candidates will have an acceptable safety profile in humans. As such, there can be no guarantee that any toxicity, or other adverse events, will not occur in human subjects during clinical trials. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

We may seek various expedited programs available through regulatory authority such as Regenerative Medicine Advanced Therapy (“RMAT”) designation, Breakthrough Therapy designation, Fast Track designation, or PRIority MEdicine (“PRIME”), from regulatory authorities, for any product candidate that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency (“EMA”), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

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

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our NK cell engineering platform. We are seeking to do so through our internal research programs and may also explore strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, targets for different cancers may require changes to our NK manufacturing platform, which may slow down development or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We have entered into a research collaboration with CRISPR Therapeutics regarding certain product candidates, and we may enter into additional collaborations with third parties to develop or commercialize other product candidates.  Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.*

We may form strategic alliances or create joint ventures or collaborations with respect to our product candidates that we believe will complement or augment our existing business. We routinely engage, and are engaged, in partnering discussions with a range of pharmaceutical and biotechnology companies and could enter into new collaborations at any time. If we enter into a collaboration, strategic alliance or license arrangement, there is no guarantee that the collaboration will be successful, or that any future partner will commit sufficient resources to the development, regulatory approval, and commercialization effort for such products, or that such alliances will result in us achieving revenues that justify such transactions.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2021, we had 133 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and manufacturing activities, or if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. If we are unable to hire and retain the qualified personnel we need to operate our business, our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

We rely on third parties to manufacture certain of our product candidates, and certain materials for use in the production of our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or materials, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

Although we are planning to build a commercial-scale manufacturing facility, we do not yet operate our own cGMP facility for the production of commercial supplies of the product candidates that we are developing or evaluating in our development programs or supplies of such product candidates for pivotal clinical trials. We have limited personnel with experience in drug manufacturing and currently lack the resources and the capabilities to manufacture any of our product candidates on a commercial scale. If we are unable to successfully build, maintain and staff our own commercial-scale cGMP facility, we will need to rely on third parties for commercial-scale manufacture of our product candidates. We also currently rely on a third-party manufacturer for our clinical supply of NKX101. We expect to continue to outsource NKX101 manufacturing even though we have an internal cGMP facility for clinical supply, at least for a certain amount of time. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of September 30, 2021, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes nine issued U.S. patents, one issued European patent, six other issued foreign patents, ten pending U.S. patent applications and approximately 58 pending international patent applications, across our platform, NKX101 and NKX019 patent families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2035. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2042. At least 65 of our issued patents and pending patent applications relate to supporting commercialization of our current product candidates, while the remaining issued patents and pending patent applications relate to future product candidates and alternative technologies. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101 and NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Third party requests for ex parte reexamination of U.S. Patent Nos. 10,774,309 and 10,829,737, which relate to our NKX101 product candidate, were recently filed.  Also, one ex parte reexamination of U.S. Patent No. 9,511,092, which does not relate to any of our current product candidates, is pending and another is on appeal. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be materially diminished.*

Trade secrets are difficult to protect. We rely on trade secrets to protect our proprietary information and technologies, especially where we do not believe patent protection is appropriate or obtainable, or where such patents would be difficult to enforce. We rely in part on confidentiality agreements with our employees, consultants, contractors, collaboration partners, scientific collaborators, and other advisors to protect our trade secrets and other proprietary information. We cannot guarantee that we have entered into such agreements with each party that may have had access to our proprietary information or technologies, or that such agreements, even if in place, will not be circumvented. These agreements may not effectively prevent disclosure of proprietary information or technology and may not provide an adequate remedy in the event of unauthorized disclosure of such information or technology. In addition, others may independently discover our trade secrets and proprietary information, in which case we may have no right to prevent them from using such trade secrets or proprietary information to compete with us. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Healthcare reform initiatives and other administrative and legislative proposals may harm our business.*

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA. For example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The case was appealed to the U.S. Court of Appeals for the Fifth Circuit. On December 18, 2019, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit declared the ACA’s individual mandate unconstitutional and remanded the case back to the Texas Federal District Court to determine whether the remainder of the ACA also is unconstitutional. On March 2, 2020, the U.S. Supreme Court agreed to hear two consolidated cases, filed by the State of California and the United States House of Representatives, asking the U.S. Supreme Court to review the severability issue. On June 17, 2021, the U.S. Supreme Court dismissed the case, finding that the plaintiffs lacked standing. Additionally, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. There can be no assurances that opponents to the ACA and other healthcare reform measures will not continue attempts to repeal and/or replace the ACA.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability. Furthermore, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs could restrict the amount that we are able to charge for our drug products, which could render our product candidates, if approved, commercially unviable and materially adversely affect our ability to raise additional capital on acceptable terms. On July 24, 2020 and September 13, 2020, former President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Congress and the Biden administration have indicated that they will continue to pursue measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict what initiatives may be adopted in the future. Further federal, state, and regional developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

Factors affecting the trading price of our common stock may include, but are not limited to:

•	our decision to initiate a clinical study, not to initiate a clinical study or to terminate an existing clinical study;
•	delays in the announcement of initial data or clinical results from our clinical trials or expectations that such delays may occur;
•	adverse regulatory decisions, including failure to receive regulatory approval for our products;
•	success or failure of competitive products, immunotherapy drugs or cellular therapies more generally;
•	adverse developments concerning our manufacturers or our strategic partnerships;

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

In addition, broad market and industry factors could materially adversely affect the market price of our common stock, irrespective of our operating performance. The stock market in general, and Nasdaq and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. For instance, technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock. In addition, the trading prices for common stock of other biopharmaceutical and biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve. The full extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies which investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, financial condition, results of operations or growth prospects.

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of November 8, 2021, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 63% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of November 8, 2021, we had 32,949,415 shares of common stock outstanding.

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

We are an “emerging growth company” under the JOBS Act and a “smaller reporting company” and we rely on exemptions from certain disclosure and governance requirements applicable to emerging growth companies and smaller reporting companies, as a result of which our common stock may be less attractive to investors.*

We may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including: not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important.

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

As described above under “We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (“the Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. Recently enacted legislation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, temporarily reverses the limitations imposed by the Tax Act by suspending the 80% taxable income limitation to permit a corporation to offset without limitation its taxable income in 2019 or 2020 with NOL carryforwards generated in prior years. The CARES Act also allows NOLs generated in tax years 2018-2020 to be carried back up to five years.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures following an initial transition period available to public companies. In particular, beginning with our fiscal year ending December 31, 2021, we must evaluate our systems and procedures, and test our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company unless we are a smaller reporting company and do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we do not comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Computer system interruptions or security breaches could significantly disrupt our product development programs and our ability to operate our business.*

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, ransomware, malware, data corruption, cyber-based attacks, phishing attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, and it is possible that in the future our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyberattacks. In addition, if a significant system failure, accident or security breach were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information, the disclosure of protected personally identifiable patient information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the GDPR, which took effect in May 2018, and the California Consumer Protection Act (“CCPA”) which took effect on January 1, 2020, as well as the California Consumer Privacy Act, which was passed in November 2020 and makes a number of significant amendments to the CCPA, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail or if our privacy practices do not meet the requirements of such laws. Other states are considering similar laws that could impact our use of research data with respect to individuals in those states. There are extensive documentation obligations and transparency requirements, which may impose significant costs on us. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Use of Proceeds

On July 14, 2020, we completed our IPO. Our registration statement on Form S-1 (File No. 333-239301) relating to the IPO was declared effective by the SEC on July 9, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of September 30, 2021, we estimate that we have used $6.7 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1	Lease, dated July 9, 2021, by and between HCP BTC, LLC and Nkarta, Inc.	8-K	001-39370	10.1	7/14/2021
10.2*	First Amendment to Lease, dated November 5, 2021, by and between HCP BTC, LLC and Nkarta, Inc.
10.3	Fourth Amendment to Lease, dated October 19, 2021, by and between HCP Life Science REIT, Inc. and Nkarta, Inc.	8-K	001-39370	10.1	10/22/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Nkarta, Inc.

Date: November 10, 2021	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)