Form 10-K
period 2021-12-31
Nkarta, Inc.
filed 2022-03-17
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2021 as reported by The Nasdaq Stock Market on such date was approximately $441.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 14, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 33,000,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Business” under Part I, Item 1, “Risk Factors” under Part I, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Annual Report on Form 10-K. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission.

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
•
Our business and the business or operations of our research partners and other third parties with whom we conduct business have been and could continue to be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.
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
•
We have entered into a research collaboration with CRISPR Therapeutics regarding certain product candidates, and we may enter into additional collaborations with third parties to develop or commercialize other product candidates. Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.
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

ii

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

iii

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies to treat cancer. We currently have two co-lead product candidates, NKX101 and NKX019, in ongoing Phase 1 clinical trials. Both product candidates were generated using our NK cell engineering platform. Our platform incorporates proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets, enhance cell fitness and tumor microenvironment evasion, and freeze, store and thaw our engineered NK cells for off-the-shelf use for the treatment of cancer. Our product candidates are designed to be allogeneic and off-the-shelf, which means they are produced using cells from a different person than the patient treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells. Based on published data from clinical trials of certain NK cell therapies, we believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

Our modular NK cell engineering platform allows us to generate new product candidates in a rapid and cost-efficient manner. Our approach for engineering NK cells involves chimeric antigen receptors ("CARs") on the surface of an NK cell to enable the cell to recognize specific proteins or antigens that are present on the surface of tumor cells. Our engineered chimeric antigen receptor-natural killer ("CAR-NK") cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ signaling moiety, and a membrane-bound form of the cytokine IL15 or mbIL-15. We believe the modular nature of our platform and the proprietary technologies we use for the multiplex engineering of NK cells are advantages that can support the rapid generation of new Investigational New Drug applications ("INDs") for product candidates with enhanced properties and/or new targeting receptors for additional disease indications.

Our Product Candidates and Discovery Programs

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

In November 2020, we announced that the first patient was treated in the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory acute myeloid leukemia ("AML") or higher risk myelodysplastic syndromes ("MDS"). This ongoing first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. We expect to announce initial data from the dose-finding portion of the Phase 1 NKX101 study in the first half of 2022.

NKX019 is based on the ability to treat a variety of B-cell malignancies by targeting the CD19 antigen that is found on these types of cancerous cells, where CD19-targeted engineered NK cells, T cells and monoclonal antibodies have demonstrated clinical activity. In October 2021, we announced that we had dosed the first patients with NKX019 in the Phase 1 clinical trial. This ongoing, first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019 at multiple centers in the U.S. and Australia. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. We expect to announce initial data from the dose-finding portion of the Phase 1 NKX019 study in 2022.

In addition to our two co-lead product candidates, we are engaged in extensive discovery and preclinical stage activities directed to expansion of our pipeline of product candidates over time. As part of our collaboration with CRISPR Therapeutics AG ("CRISPR"), we are conducting discovery efforts for an allogeneic, off-the-shelf CAR-NK product candidate targeting the CD70 tumor antigen ("CD70 CAR-NK") for the treatment of solid tumors and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") to take advantage of both the innate and adaptive immune systems. This NK+T program is designed to harness multiple aspects of human immunology to treat a variety of cancers.

On May 5, 2021, we entered into a Research Collaboration Agreement (the “CRISPR Agreement”) with CRISPR. Pursuant to the CRISPR Agreement, CRISPR and Nkarta will establish research plans for the purpose of collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies and one (1) allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. Additionally, under the CRISPR Agreement, CRISPR will also grant non-exclusive licenses to us on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

We have an intensive focus on manufacturing capabilities and technology. We are currently manufacturing NKX019 at our 2,700-square foot clinical current good manufacturing ("cGMP") facility located in South San Francisco, California. We are also currently designing an 88,000 square foot facility in South San Francisco to support pivotal clinical trials and potential commercial supply of our product candidates.

Our Pipeline

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

Next generation platform enlists natural, healthy human donor NK cells for optimal product candidates

Our cell engineering platform utilizes healthy adult donors as our source for NK cells. By enlisting this natural source of NK cells, we start with bona fide NK cells already endowed with inherent cytotoxic and tumor-recognizing capabilities, as compared to other more complex cell sources where these basic therapeutic features must be painstakingly designed and synthetically added to the cells. Healthy donor-derived NK cells are also available in abundance, providing a large quantity of cells with which to begin each manufacturing run. Finally, healthy donor-derived adult cells consist of a diverse repertoire of NK cells. By utilizing a cell source that contains the full range of naturally occurring NK cells, we believe we can capitalize on the inherent diversity of the innate immune system and select for different NK cell sub-populations with desired characteristics.

Develop NKX101 for blood cancers and solid tumors.

We have engineered NKX101 to overexpress NKG2D receptor. Because NKG2D is the primary activating receptor responsible for innate immune surveillance for cancerous cells, we believe that NKX101 presents a broad opportunity to potentially treat a variety of blood cancers and solid tumors, which represent approximately 90% of all cancer incidences in the United States. Therefore, upon clinical proof-of-concept from our ongoing NKX101 Phase 1 clinical trial for AML and MDS, we plan to pursue a broad clinical development plan for multiple tumor types including solid tumors. In November 2020, we announced that patient dosing began in a Phase 1 monotherapy clinical trial investigating NKX101 for the treatment of relapsed or refractory AML and higher-risk MDS.

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

Our proprietary NK cell engineering platform is based on a modular and generalizable approach that we believe enables us to generate new product candidates in a rapid and cost-efficient manner. Our engineered CAR-NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ signaling moiety, and mbIL-15. We believe the modular nature of our platform and the proprietary technologies we use for the multiplex engineering of NK cells are advantages that can support the rapid generation of new INDs for product candidates with enhanced properties and/or new targeting receptors for additional disease indications. With these attributes, we plan to continue to build out a pipeline with product candidates focused on novel targets as well as clinically and commercially validated targets. With our partner, CRISPR, we are also engaged in preclinical research for CD70 CAR-NK and NK+T, which may provide advantages of both the innate and adaptive immune responses.

Continue to build proprietary manufacturing capabilities to enable speed, control, flexibility, scalability, and cost efficiency.

We believe that internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. We are currently manufacturing NKX019 product for the Phase 1 clinical trial at our 2,700-square foot clinical cGMP facility on-site at our primary corporate location in South San Francisco, California. We intend to manufacture NKX101 and at our cGMP facility in 2022, and in the future, we intend to manufacture the proprietary, engineered K562 stimulatory cells (“NKSTIM”) in house. We believe this clinical cGMP facility will supply our anticipated non-pivotal clinical trial needs.

We are also currently designing a separate, larger commercial cGMP facility for manufacturing. In July 2021, we entered a lease agreement for an 88,000 square foot facility in South San Francisco to support research and development and future manufacturing of Nkarta’s cell therapy products and product candidates, including engineered NK cells for pivotal clinical trials and potential commercial supply. This new facility will also serve as our future headquarters with office space and research facilities.

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

COVID-19 Business Update

The COVID-19 pandemic has affected and may continue to affect our business and operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct and enrollment of current and future clinical trials. For a discussion regarding the impact of the COVID-19 pandemic on our business, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview of our Business” in this Form 10-K.

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

A frequently used approach for cellular immunotherapy involves CARs on the surface of a lymphocyte that enable the cell to recognize specific proteins or antigens that are present on the surface of tumor cells. The concept of a CAR builds upon and enhances the normal biology of T cells and NK cells, whereby naturally occurring receptors serve to activate these cells when a foreign pathogen or cancerous cell is detected. The key components of CARs used today often include the following elements:

•
Target binding domain. At one end of the CAR is a binding domain that is specific to a target antigen or protein. This domain extends out from the surface of the engineered lymphocyte, where it can recognize the target antigen or antigens. The target binding domain may be based upon a naturally occurring receptor, such as the NKG2D receptor for NKX101, or a binder derived from a monoclonal antibody against a target antigen, such as the CD19 binder for NKX019.
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

The United States Food and Drug Administration ("FDA") has approved five CAR-based T cell therapies for the treatment of certain types of cancer affecting B-cells since 2017. Each of these therapies is an autologous therapy, or derived from a patient’s own cells, which necessitates a complex, individualized manufacturing process for every patient treated. The approvals of these patient-specific cell therapies were a landmark event for many reasons, including the ability to treat and provide long-term remission for otherwise deadly disease; achieving the run-to-run product consistency required by the FDA despite the complex manufacturing required; and achieving successful reimbursement in the U.S. and other countries of several hundred thousand dollars per treatment.

Limitations of Current CAR-T Therapies

Despite the ability of the approved autologous CAR-T therapies to achieve anti-tumor responses and extend the survival of patients with advanced B-cell malignancies, these therapies have certain features that are believed to limit their broader adoption. These features include:

•
Adverse events. According to the product labels for the three approved CAR-T therapies, cytokine release syndrome ("CRS") was observed in 46% to 94% of patients treated in the respective pivotal clinical trials. In addition, neurotoxicity was seen in 35% to 87% of patients treated in such trials. Because of the frequency and severity of these adverse events, patients treated with the approved CAR-T therapies can require a lengthy stay in an intensive care unit and costly ancillary care.

•
Limited availability. As a condition of FDA approval, treatment with approved CAR-T therapies is currently limited to select centers due to safety, logistical and regulatory reasons under a Risk Evaluation and Mitigation Strategy ("REMS") Program.
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
•
Variable potency. In many cases, patients have T cells that have been damaged or weakened due to prior chemotherapy or hematopoietic stem-cell transplant ("HSCT"). Compromised T cells may not proliferate well during manufacturing or may produce engineered T cells with insufficient potency that cannot be used for patient treatment. This can result in outright manufacturing failures as well as cells with poor expansion and activity in a patient. The individualized nature of autologous manufacturing, together with the inconsistency in patients’ T cells, can cause variable and unpredictable treatment outcomes.
•
High manufacturing complexity and cost. The manufacture of autologous T cell therapy is individualized and labor-intensive. The collection of T cells through leukapheresis from each individual patient is a time-consuming and costly step in the autologous manufacturing process. In contrast to traditional pharmaceutical manufacturing where a single manufacturing run generates product for hundreds or thousands of patients, a full manufacturing run of autologous T cell therapy generates product for a single patient. In addition, autologous T cell therapy requires specialized infrastructure to maintain a strict chain of custody and identity of patient cells throughout collection, manufacturing and delivery, adding significant cost to the process and limiting the ability to scale.

These limitations are difficult to address as many are inherent to fundamental aspects of T cell biology. CRS, which accounts for many of the adverse events which in part limit availability, is believed to be a consequence of the exponential expansion of T cells upon detection of a target antigen. Manufacturing time, product variability, and cost are due in great part to the autologous nature of approved CAR T therapies. These limitations might be mitigated by using donor-derived allogeneic T cells, but application of allogeneic T cells without additional gene edits, human leukocyte antigen ("HLA"), matching or modifications carries a high risk that donor T cells might recognize the recipient as “non-self” and cause graft-versus-host disease ("GVHD"), a serious or life-threatening condition where the donor’s T cells attack the recipient’s body.

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

The Opportunity for Engineered NK Cells in Treating Cancer

The development of CAR-NK therapies can capitalize on the knowledge and experience gained from decades of CAR-T research. Furthermore, the biology of NK cells offers potential advantages as the starting cell type for allogeneic, off-the-shelf engineered cell therapy. These advantages include:

•
Inherent anticancer activity. We conducted a systematic literature review of published clinical trial results of allogeneic NK cells in cancer, which identified a 34% composite response rate (“Aggregate CR Rate”) among 103 patients with relapsed or refractory AML who were treated with non-engineered NK cells across six academic clinical studies. The Aggregate CR Rate includes complete remission with hematologic recovery ("CR"), complete remission with incomplete hematologic recovery ("CRi"), and morphologic leukemia free state ("MLFS"). These data demonstrate the anticancer activity of endogenous NK cells, and support the opportunity for increasing the activity of NK cells through engineering.
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
•
Most patients (57% overall) received non-engineered, allogeneic NK cells along with HSCT, which is a potentially curative procedure for certain blood cancers. Cyclophosphamide and fludarabine ("Cy/Flu") lymphodepleting ("LD") conditioning was used most frequently when cells were administered in the non-transplant setting (60% of these patients). This lymphodepleting chemotherapy temporarily prevents the clearance of the transfused NK cells by the recipient’s immune system, providing an opportunity for the transfused cells to kill cancerous cells.

•
The most common source of NK cells was haplomatched related donors, those from a close relative with at least 50% matching for a set of proteins known as HLA. These haplomatched donor/recipient pairs comprised 95% of the patients we identified.
•
In general, systemic NK cell transfusions were well tolerated. Commonly reported adverse events included low-grade symptoms such as fever and chills. Higher-grade events reported were low numbers of various blood cells, or cytopenias, and infections which most often arose after HSCT. In the non-HSCT setting, no GVHD and minimal CRS events and neurotoxicities were reported.
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
•
Among the 103 patients with relapsed or refractory AML treated with non-engineered NK cells after lymphodepleting chemotherapy in the non-transplant setting across seven published studies, 35 patients (34%) achieved a response to NK cell therapy alone. These responses included 20 CRs, 12 CRis, 2 complete responses with incomplete platelet recovery ("CRp"), and 1 patient who obtained a MLFS.

Clinical Activity and Tolerability of CAR-NK Cells

Early clinical data with CAR-NK cells also support the opportunity for using engineered NK cells to treat cancer. In 2020, a team of researchers at M.D. Anderson Cancer Center in Houston, Texas reported in the New England Journal of Medicine on a cohort of patients in a single-site study with various B-cell malignancies, including diffuse large B-cell lymphoma ("DLBCL"), chronic lymphocytic leukemia ("CLL"), and follicular lymphoma, who were treated with freshly prepared CAR-NK cells targeting CD19. These CAR-NK cells were derived from umbilical cord blood and engineered to express a secreted form of IL-15 as well as a CAR construct containing a CD19-targeting binder and a CD28 costimulatory domain. Of the 11 patients treated, eight achieved responses within 30 days of single infusion, with seven achieving a complete response and five receiving post-remission therapy. The patients had already received a median of four prior rounds of therapy, and four patients had relapsed after stem cell transplant, which is considered the only curative therapy after the failure of front-line treatment for these diseases. No GVHD, CRS or neurotoxicity was reported.

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

We have chosen to use healthy adult donors as our source for NK cells. We believe this offers a number of advantages including:

•
Starting with bona fide NK cells with inherent cytotoxic and tumor-recognizing capabilities, as compared to other cell sources such as stem cells, where these fundamental features must be engineered into the cells;
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

Below are the five core technologies that comprise our proprietary platform. Each of these technologies is part of an integrated approach to develop potent, scalable, and consistent NK cell products:

Expansion. The first pillar of our technology platform enables NK cell expansion without causing cell exhaustion. Our academic founder, Dario Campana, M.D., Ph.D., developed a proprietary cell line based on engineering of a publicly available cancer cell line called K562. Our proprietary, engineered K562 stimulatory cell line has been engineered with mbIL15 as well as a protein named 4-1BB ligand ("4-1BBL"). IL-15 is a naturally occurring growth protein that induces cell proliferation in NK cells. 4-1BBL binds to 4-1BB, a receptor normally found on NK cells that stimulates NK cell division and expansion. Therefore, our proprietary, engineered K562 cell line is selectively able to stimulate the expansion of NK cells as compared to other leukocytes, and thereby provide large numbers of NK cells. Based on our pilot scale experiments and early cGMP manufacturing experience, we believe that we can produce many hundreds of doses from a single manufacturing run. We also believe that we can achieve a cost of manufacturing for commercial NKX101 and NKX019 at peak capacity of approximately $2,000 per dose, based on achieving 500 doses per manufacturing run at a dose of one billion CAR-NK cells per dose and on our current estimates for the costs of raw materials, consumables, rent, construction, equipment, labor and overhead.

Persistence. Pharmacokinetics of allogeneic NK cells will be limited by both immune suppression of allogeneic cells following lymphodepletion, and by the intrinsic half-life of the administered cells. The second component of our technology platform is engineering NK cells with mbIL-15 to enhance persistence relative to non-engineered NK cells. We believe increased persistence could result in improved clinical activity. Because IL-15 is a selective driver of NK activation and expansion, tethering IL-15 to the surface of our engineered NK cells serves to stimulate the naturally occurring IL-15 receptor on these NKs, and thereby provide weeks of persistence in immune-deficient animal models. Because mbIL-15 selectively stimulates NK cells without elevating soluble IL-15 concentration, we believe that mbIL-15 provides meaningful advantages as compared to secreted IL-15 or the systemic administration of other cytokines such as IL-2 or IL-21. The first graph below shows data from a cell culture experiment which demonstrates the increase of the number and persistence of NK cells engineered with mbIL-15, as compared to unmodified NK cells or NK cells expressing soluble IL-15. The second graph below shows the increased number and persistence in mice of NK cells engineered with mbIL-15, as compared to unmodified NK cells, as a percentage of total peripheral blood mononuclear cells ("PBMCs").

In vitro **Persistence of Engineered NK cells Expressing mbIL-15**

Non-engineered NK cells
NK cells expressing mbIL-15
NK cells expressing soluble IL-15
% Cell Recovery
400
300
200
100
0
7
14
21
28
35
42
49
56
63
Days of Culture

Evaluation of the effect of soluble IL-15 and mbIL-15 on the numbers of NK cells in cell culture.

Source: Imamura et al., Blood. 2014 Aug 14;124(7):1081-8

In vivo **Persistence of Engineered NK cells Expressing mbIL-15**

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

Gene Editing. The fourth component of our platform is the ability to edit our NK cells using CRISPR Cas9 technology. Through our collaboration with CRISPR, we have identified a number of genomic modifications that serve to further enhance the cytotoxicity and resistance to tumor-mediated immune suppression. We have shown that knocking out certain genes can prolong the persistence and activity of CAR-NK cells, and improve their resistance to suppression by the tumor microenvironment.

Cryopreservation. The fifth constituent of our technology platform is cryopreservation of our engineered NK cells, the ability to freeze and store these cells for an extended time. The development of robust cryopreservation techniques is a result of our insight into the biology of engineered NK cells as well as extensive experimental optimization. Based on our preclinical data, we are able to freeze and subsequently thaw individual doses of engineered NK cells without significant loss of cancer cell killing potency of our engineered NK cells as shown in the graph below. Cryopreservation of our allogeneic CAR-NK cells will enable their off-the-shelf use in medical centers around the world, for administration to a patient at any time. Therefore, we believe that our cryopreservation of CAR-NK cells will enable us to achieve the attractive commercial profile of an off-the-shelf, allogeneic cell therapy.

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
1.2×10¹⁰
1×10¹⁰
8×10⁹
6×10⁹
4×10⁹
2×10⁹
0
BLI (photon/sec)
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

NKX101

Our product candidate NKX101 consists of allogeneic, donor-derived and expanded NK cells that have been genetically engineered to express mbIL-15 along with a CAR containing an NKG2D activating receptor, an OX40 costimulatory domain and a CD3ζ signaling moiety. We have designed NKX101 to increase longevity, potency and activity as compared to non-engineered NK cells. NKG2D is the primary activating receptor for NK cells and functions by detecting eight known stress ligands, signals produced by cancerous or virally infected cells. The detection of these stress ligands by NKG2D is the primary basis for tumor surveillance by NK cells and is the basis of the mechanism of action for NKX101. We believe the activity of non-engineered NKs in treating cancer validates targeting NKG2D ligands through the NKG2D receptor as the mechanism of action for NKX101. In November 2020, we announced that patient dosing began in a Phase 1 monotherapy clinical trial investigating NKX101 for the treatment of relapsed or refractory AML and higher-risk MDS. This multi-center, first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101 administered in a cycle of either three weekly infusions (Regimen A) or two weekly infusions (Regimen B) following lymphodepletion. Based on tumor response and tolerability, multiple treatment cycles can be administered. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

In December 2021, we announced that the FDA granted orphan drug designation to NKX101 for treatment of AML. We also plan to advance the development of NKX101 in solid tumor indications, including liver cancer, a bile duct cancer known as cholangiocarcinoma, as well as surgically removed colon cancer cases where only liver metastases remain. In February 2022, we filed a protocol amendment with the FDA for the ongoing Phase 1 clinical trial of NKX101 to optimize the study design for maximum benefit and flexibility as the company prepares for potential dose expansion cohorts. The amended protocol allows for a higher dose of cyclophosphamide for lymphodepletion, enrollment of patients who have received as few as 1 to 2 prior lines of therapy, and increased dosing of NKX101.

Schematic of NKX101

NKG2D
OX40
CD3ζ
CAR
mbIL-15
NKX101

We created NKX101 based on our understanding of NK cell biology, including extensive comparison and optimization of different ways to enhance natural NKG2D signaling and targeting of cells which display NKG2D ligands. Based on our preclinical studies, we believe levels of NKG2D are increased at least ten-fold in NKX101 as compared to non-engineered NK cells. Because NKG2D is the primary activating receptor for NK cells, through its detection of stress ligands displayed by cancerous cells, NKX101 is thereby designed to increase the natural cancer cell killing ability of NK cells. Although some cancer cells are able to evade detection and killing by NK cells through shedding of NKG2D ligands, thereby reducing ligand display on the cell surface and creating soluble decoys, NKX101 maintains its ability to recognize tumor cells through increased numbers of NKG2D receptors and more potent signaling from those engineered receptors. Furthermore, we found in preclinical studies that the addition of mbIL-15 and the OX40 costimulatory domain each increase the activity of engineered NK cells. Because NKG2D is the primary activating receptor responsible for innate immune surveillance of cancerous cells, we believe that NKX101 presents a broad opportunity to treat a variety of blood cancers, as well as, potentially, solid tumors, which collectively represent approximately 90% of all cancer incidences in the United States.

NKX101 for Blood Cancers

In November 2020, we announced that the first patient in a Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory AML or higher risk MDS had been treated. This multi-center clinical trial is designed to evaluate safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101. According to the federal Surveillance, Epidemiology, and End Results Program database ("SEER"), the incidence of AML in the United States is approximately 20,000 cases per year, and newly-diagnosed patients have a five-year survival rate of approximately 30%. We believe there is a substantial unmet medical need for patients with relapsed or refractory AML and higher-risk MDS and that these diseases represent a significant market opportunity.

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

The relationship between the degree of HLA matching and the clearance of donor NK cells by the patient’s immune system has not been conclusively demonstrated. We initiated the dose escalation Phase 1 clinical trial for NKX101 using NK cells from haplorelated donors manufactured in a patient-specific manner. Our intention is to develop and commercialize NKX101 without any HLA matching, and we modified the clinical protocol by submitting an amendment to the FDA in the first quarter of 2021. This amendment was subsequently approved by the FDA and allows for the evaluation of unrelated donor, off-the-shelf NKX101 in the ongoing dose finding cohort. Furthermore, the amendment includes an overall shorter waiting period between enrollment of patients, and an additional two-dose regimen which increases patient convenience and delivers more CAR NK cells earlier in each treatment cycle. This first-in-human study is currently evaluating the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101, administered in a cycle of either three weekly infusions (Regimen A) or two weekly infusions (Regimen B) following lymphodepletion in multiple centers in the US. The clinical trial consists of parallel dose-finding in both Regimens followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

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

We are planning to file an IND amendment for this clinical program in the second half of 2022, with the first patient receiving NKX101 thereafter. The NKX101 Phase 1 trial in solid tumors may also incorporate a dose-finding and dose-expansion component and potential combinations.

If this program is successful, we believe that it would establish proof of concept for treating solid tumors with engineered NK cells, and enable us to evaluate a broader solid tumor clinical development program.

NKX019

Our product candidate NKX019 is for the treatment of various B-cell malignancies, including DLBCL, ALL, and several other B-cell malignancies. NKX019 consists of allogeneic, donor-derived and expanded NK cells that have been genetically engineered to express mbIL-15 along with a CAR containing a CD19 binder, an OX40 costimulatory domain and a CD3ζ signaling moiety. We chose to target CD19 based on the clinical validation provided by Kymriah®, Yescarta®, Tecartus® and Breyanzi® which have all shown to improve remission rates and overall survival in patients with various B-cell malignancies, as well as the significant unmet medical need that remains for treating B-cell malignancies despite these recent approvals.

Schematic of NKX019

CD19 binder
OX40
CD3ζ
CAR
mbIL-15
NKX019

Our preclinical studies have demonstrated activity of NKX019 in a mouse model of leukemia, and have also shown that cryopreserved NKX019 administered after thawing maintains the anti-cancer activity of freshly-prepared NKX019.

Our IND for NKX019 for the treatment of B-cell malignancies was accepted by the FDA in April 2021, and the clinical trial notification was filed with TGA following appropriate Human Research Ethics Committees approval in Australia in May 2021. In October 2021, we announced that we had dosed the first patients with NKX019 in the Phase 1 clinical trial. This first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following lymphodepletion in multiple centers in the U.S. and Australia. Based on tumor response and tolerability, multiple treatment cycle(s) can be administered. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. We plan to treat all subjects in the clinical trial with off-the-shelf NKX019, manufactured from healthy donors without any planned HLA matching. In January 2022, we filed a protocol amendment with the FDA for the ongoing Phase 1 clinical trial of NKX019 to optimize the study design for maximum benefit and flexibility as the company prepares for potential dose expansion cohorts. The amended protocol allows for administration of a consolidation cycle of NKX019 to patients following a complete response to NKX019, and increased dosing of NKX019.

Partnership with CRISPR Therapeutics

On May 5, 2021, we entered into the CRISPR Agreement. Pursuant to the CRISPR Agreement, CRISPR and Nkarta will establish research plans for the purpose of collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies and one (1) allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first allogeneic, gene-edited NK cell therapy being developed in partnership with CRISPR is targeting cancers expressing the CD70 antigen. Together with CRISPR, we may advance this product candidate for the treatment of solid tumors and blood cancers. The NK+T program combines CAR-NK cells and CAR-T cells, bringing together the advantages of the innate and adaptive immune systems. We expect that this will be one product, NK+T, and will incorporate all of the core elements of our NK cell engineering platform and CRISPR’s experience developing gene-edited, allogeneic CAR-T cells with reduced risk of GVHD and enhanced resistance to immunosuppression. We are also evaluating potential antigens and targets for this product candidate. The NK+T product candidate could incorporate two different targets into the CAR-NK and CAR-T cells, based on the differing pharmacokinetic and pharmacodynamic profile of these two cell types. Additionally, under the CRISPR Agreement, CRISPR will also grant non-exclusive licenses to us on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

Manufacturing

Our process for the generation of an allogeneic, off-the-shelf NK cell therapy requires multiple steps. To achieve a commercially viable product, we believe that each of these steps must be scalable, reproducible and cost-effective and must provide consistent cancer cell killing potency of our CAR-NK cells once these cells are frozen and then thawed. Therefore, we have focused on developing a manufacturing process that incorporates the following elements:

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

The source material for production of our off-the-shelf NK cell therapy product candidates is NK cells collected from healthy donors by leukapheresis, the selective collection of white blood cells from plasma. We then isolate the NK cells from the other cells in the leukapheresis product. Next, we selectively activate the NK cells by co-culture with our proprietary, engineered K562 stimulatory cell line. After initial expansion, we engineer the expanded NK cells using a gamma-retrovirus to express mbIL-15 and the CAR. We further expand the NK cells, followed by harvesting and cryopreservation to form the final cell product. For off-the-shelf administration, clinical sites will thaw the CAR-NK product candidate for administration to patients at the clinical site.

We believe that establishing our own internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. In 2020, we completed the construction of a 2,700-square foot clinical cGMP facility within our primary corporate location in South San Francisco, California. The total expense to complete the construction, including laboratory and manufacturing equipment, was approximately $6 million. This facility is currently producing clinical supply of NKX019 for the Phase 1 clinical trial. We currently manufacture clinical supply of NKX101, the K562 stimulatory cell line, and the gamma-retrovirus at third-party contract manufacturing sites. In 2022, we intend to initiate manufacturing of NKX101 at our cGMP facility. We believe that this clinical cGMP facility will be capable of supplying our anticipated non-pivotal clinical trial needs. Also, in the future, we intend to manufacture the proprietary, engineered K562 stimulatory cells in house.

We are also in the late stages of the design and engineering phase of a separate, larger commercial cGMP facility for manufacturing engineered NK cells for pivotal clinical trials as well as for eventual commercial supply. In July 2021, we announced that we leased a property in South San Francisco, CA where we plan to build a facility for the commercial-scale manufacture of our product candidates.

During our process development of NKX019 for cGMP manufacturing, we have produced NKX019 with greater than 3,000 fold expansion of the NK cell starting material. We believe that we can achieve comparable expansion efficiency for commercial production.

We believe that we can achieve a cost of manufacturing for commercial NKX101 and NKX019 at peak capacity of approximately $2,000 per dose, based on achieving 500 doses per manufacturing run at a dose of one billion CAR-NK cells per dose and on our current estimates for the costs of raw materials, consumables, rent, construction, equipment, labor and overhead.

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

Patents, Trademarks and Proprietary Technology

We protect our intellectual property rights and proprietary technology with a combination of patent rights that we own or license in certain fields of use, trademark rights, confidentiality procedures and contractual provisions. We seek not only to protect our intellectual property rights and proprietary technology in select key global markets, but also to supplement our intellectual property portfolio with new filings and applications to enhance such protection and support commercialization of current and future product candidates. To that end, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. Our patent portfolio consists of a combination of issued patents and pending patent applications licensed from third parties, jointly owned with third parties, and assigned solely to us based on our ongoing development activities. The patents and applications in our portfolio can be categorized as related to our NK cell engineering platform (e.g., natural killer cell expansion and/or persistence), NKX101, NKX019, CD70 CAR-NK, or future pipeline product candidates and alternative technologies. Some of our issued patents and licensed patent applications are exclusively licensed to us in therapeutic fields of use from the National University of Singapore, St. Jude Children’s Research Hospital, Inc., or both (collectively "Licensors"). As of December 31, 2021, the patent portfolio that is assigned to us, jointly owned with others, or licensed to us includes at least 15 issued utility patents and at least 95 pending utility patent applications.

At least 15 of the issued utility patents and at least 50 of the pending utility patent applications in our portfolio are related to our NKX101 product candidate, and include manufacturing process, treatment and compositions of matter claims (e.g., targeting NKG2D ligand-expressing tumors, local delivery to tumors and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the Patent Cooperation Treaty ("PCT"), and other jurisdictions outside the United States. Of these pending patent applications, at least 20 are owned or co-owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2042 (with certain commercially relevant patent applications extending through approximately 2042).

At least 10 of the issued utility patents and at least 35 of the pending utility patent applications in our portfolio are related to our NKX019 product candidate, and include manufacturing process, treatment and compositions of matter claims (e.g., targeting CD-19-expressing tumors). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are owned by us or licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the PCT, and other jurisdictions outside the United States. Of these pending patent applications, at least 15 are owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2040 (with certain commercially relevant patents extending through approximately 2040), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2040 (with certain commercially relevant patent applications extending through approximately 2040).

At least 10 of the issued utility patents and at least 30 of the pending utility patent applications in our portfolio are related to our CD70 CAR-NK program, and include manufacturing process, treatment and compositions of matter claims (e.g., targeting CD70-expressing tumors). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the PCT, and other jurisdictions outside the United States. Of these pending patent applications, at least six are owned or co-owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2041 (with certain commercially relevant patent applications extending through approximately 2041).

At least 10 of the issued utility patents and at least 25 of the pending utility patent applications in our portfolio are related to our NK cell engineering platform, and include manufacturing process, treatment and compositions of matter claims relating to NK cell expansion and/or NK cell persistence. These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the PCT, and other jurisdictions outside the United States. Of these pending patent applications, at least one is owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2040 (with certain commercially relevant patent applications extending through approximately 2040).

In August 2016, we entered into a license agreement with the Licensors. Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under specified patents and patent applications related to NK cell technology in the field of therapeutics. Payments to the Licensors pursuant to the license agreement include single-digit royalty payments on commercial sales, a portion of any sublicensing revenue, patent expenses, license maintenance fees and milestone payments upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of our product candidates, in an aggregate amount of up to 5 million Singapore Dollars ("SGD"). The License Agreement also includes certain performance objectives which obligate us to meet various milestones related to the clinical development and commercialization of our product candidates over time for up to 120 months after the effective date of the License Agreement. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. We may terminate the license agreement at will upon 90 days’ prior written notice to the Licensors. The Licensors may terminate the license agreement for certain conditions such as uncured material breach by us, the cession of our business, or our insolvency, liquidation, or receivership.

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

We also protect our brand through trademark rights. As of December 31, 2021, we are the listed owner of the U.S. registered trademark, NKARTA, and at least 15 related foreign registered and pending trademarks. In order to supplement the protection of our brand, we also have a registered internet domain name.

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

FDA Approval Process

In the United States, the FDA regulates investigational drugs, including biological products, under the Federal Food, Drug, and Cosmetic Act ("FDCA") and its implementing regulations. Marketing authorization of a biological product via a biologics license application ("BLA") occurs under section 351 of the Public Health Service Act ("PHSA"). The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including imposition of a clinical hold, refusal by the FDA to approve applications, withdrawal of an approval, import/export delays, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice ("DOJ") or other governmental entities. The clinical testing, manufacturing, labeling, storage, distribution, record keeping, advertising, promotion, import, export and marketing, among other things, of our product candidates are governed by extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA and PHSA, regulates biopharmaceutical products in the United States. The steps required before a product candidate may be approved for marketing in the United States generally include:

•
preclinical laboratory tests and animal tests conducted under Good Laboratory Practices ("GLP");
•
the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence;

•
approval by an independent institutional review board ("IRB") representing each clinical site before each clinical trial may be initiated;
•
adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for each indication and conducted in accordance with Good Clinical Practices ("GCP");
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

The FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, an independent group of qualified experts organized by the clinical trial sponsor, often known as a Data Safety Monitoring Board ("DSMB") or committee, may oversee some clinical studies. Depending on the trial design, this group may provide authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical trial based on evolving business objectives and the competitive climate.

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

During the approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use ("ETASU"). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product labeling in order to highlight a particular safety risk. The FDA may delay approval of a BLA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require substantial post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment ("SPA") process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. Under the FDCA and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the clinical trial begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the clinical trial sponsor fails to follow the protocol that was agreed upon with the FDA.

Regenerative Medicine Advanced Therapies and Priority Medicine Designation

Cell-based advanced therapies intended to treat, modify, reverse or cure a serious medical condition can receive Regenerative Medicine Advanced Therapy ("RMAT") designation from the FDA once preliminary clinical evidence has been obtained demonstrating the therapy has the potential to address unmet medical needs for the condition. Similar to breakthrough therapy designation, the RMAT allows companies developing regenerative medicine therapies to work earlier, more closely, and frequently with the FDA, and RMAT designated products may be eligible for priority review and accelerated approval. Interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The timing of a sponsor’s request for designation and

FDA response are the same as for the breakthrough therapy designation program. Like the other expedited development programs previously mentioned, RMAT designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval. In Europe, the European Medicines Agency ("EMA") can grant PRIority MEdicine ("PRIME"), designation to support development of product candidates that may address unmet needs and improve quality of life, based on the potential to benefit patients from early clinical data.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clintrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. National Institutes of Health’s ("NIH") Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation must be requested before submitting a BLA. If the FDA grants orphan drug designation, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan drugs may be eligible for certain incentives, including tax credits for qualified clinical testing. In addition, a BLA for a product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated. In December 2021, we announced that the FDA granted orphan drug designation to our product candidate NKX101 for treatment of AML.

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

Pediatric Information

Under the Pediatric Research Equity Act ("PREA"), new drug applications ("NDAs") or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by the

FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 ('BPCIA") creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, a small number of biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

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

The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. For example, the U.S. and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA") contains provisions that may reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products.

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
•
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which creates federal criminal laws that prohibit, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

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
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid or the Children’s Health Insurance Program ("CHIP") to report to the Department of Health and Human Services ("HHS") information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests;
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

We will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Recent healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the ACA amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Government regulators have been very active in the last several years in revising existing regulations and promulgating new regulations. Government enforcement regulators have also become increasingly active in bringing enforcement actions based on these laws. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandates.” Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. On June 17, 2021, the U.S. Supreme Court dismissed the case, finding that the plaintiffs lacked standing to bring the action. There can be no assurances that opponents to the ACA, and other healthcare reform measures, will not attempt to repeal and/or replace the ACA.

Additionally, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (the "BBA") among other things, amends the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress could consider other legislation to repeal or replace certain elements of the ACA.

In addition, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, providers are subject to Medicare payment reductions of 2% per fiscal year which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 pursuant to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). However, the Medicare sequester reductions under the Budget Control Act of 2011 will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Subsequent legislation extended the sequester reductions through 2030. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. Payment adjustments for the Medicare quality payment began in 2019. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for products. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. On July 24, 2020 and September 13, 2020, the former presidential administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The likelihood of implementation of any of the other former U.S. presidential administration's reform initiatives is uncertain, particularly in light of the new presidential administration. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty. In addition, the probability of success of other policies enacted over the final months of the Trump Administration and their impact on the U.S. prescription drug marketplace is unknown. There are likely to be political and legal challenges associated with implementing these reforms as they are currently envisioned, and the January 20, 2021 transition to a new Democrat-led presidential administration created further uncertainty. Following his inauguration, President Biden took immediate steps to order a regulatory freeze on all pending substantive executive actions in order to permit incoming department and agency heads to review whether questions of fact, policy, and law may be implicated and to determine how to proceed. Because Congress and the executive branch could make changes to the federal budget in the future, it is impossible to predict the impact any additional spending cuts may have on our business.

At the state level, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Anti-Corruption Laws

The Foreign Corrupt Practices Act (the "FCPA") the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. These anti-corruption laws prohibit any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. This could become relevant in the conduct of international clinical trials where the sites for such trials may be a government-owned hospital. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight and debarment from government contracts.

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

Our known biopharmaceutical competitors developing allogeneic CAR-NK or CAR-T cell therapies include Allogene, Artiva Biosciences, Bristol-Myers Squibb, Cellectis, Celularity, Celyad, CRISPR Therapeutics, Fate Therapeutics, Gamida Cell, Gilead, Glycostem, Gracell, ImmunityBio, Intellia, Legend Biotech, NKGen, Novartis, Precigen, Precision BioSciences, Sanofi, Takeda, and Vor Biopharma, each of which has clinical-stage allogeneic programs. Biopharmaceutical companies with potentially competitive cell therapies in preclinical development include 2seventy Bio, Astellas, Caribou, Century, CytoImmune, Cytovia, Editas, Indapta Therapeutics, ONK Therapeutics, Senti, Shoreline Biosciences, Surface Oncology, and WuGen. The autologous CAR-T therapies Kymriah®, Yescarta®, Tecartus® and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. Furthermore, a number of companies are seeking to harness NK or T cell biology through engagers which seek to direct a patient’s own NK or T cells to the site of a tumor. Such competitors include Affimed, Amgen, Dragonfly Therapeutics, GT Biopharma, Innate Pharma, and Servier. Several companies are investigating other types of immune cells, such as gamma delta and NKT. These companies include Acepodia, Adicet, Appia Bio, Athenex, Gadeta, In8Bio, Portage, and Takeda.

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

Human Capital

We believe that our values – patient first, data driven, intellectually honest, transparent, diverse, inclusive, work/life balance, respectful, humble, creative, and ethical – are the foundations for our team and our behaviors for promoting creativity, innovation and productivity. As of December 31, 2021, we had 136 full-time employees, 43 of whom have Ph.D., M.D. or J.D. degrees. Of these full-time employees, 119 employees are engaged in research and development activities and 17 employees are engaged in finance, business development and other general and administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We believe that a diverse and inclusive work environment is critical for driving innovation, workforce productivity and the development of new cell therapies. We embrace the principles of workplace development, diversity and inclusion set forth by the Biotechnology Innovation Organization. As part of comprehensive approach to diversity, equity and inclusion at Nkarta, we rely on data to identify gaps, set priorities and enable ongoing measurement of our progress. We publish these quarterly data on our website in the spirit of shared responsibility and accountability. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

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

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having many of our employees not in research or manufacturing work from home, while implementing additional safety measures for employees continuing critical on-site work. We also provide flexible work hours and paid time off for employees who cannot work due to circumstances related to COVID-19. We have actively encouraged employees to structure their days and work to best help address caregiving responsibilities they have with family members as well as taking care of themselves personally.

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

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $86.1 million and $91.4 million for the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit was $204.1 million as of December 31, 2021. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
continue the clinical development of NKX101 and NKX019;
•
advance additional product candidates to clinical trials, including product candidates under the collaboration with CRISPR Therapeutics AG ("CRISPR");
•
develop our current product candidates for additional disease indications;
•
seek to discover and develop additional product candidates;
•
establish and qualify our own clinical- and commercial-scale clinical current good manufacturing practice ("cGMP") facilities;
•
submit a biologics license application ("BLA"), or marketing authorization application, (“MAA”), for NKX101 and/or NKX019 and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;
•
seek regulatory approval of our product candidates in various jurisdictions for commercial sale;
•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license other product candidates and technologies;

•
incur additional costs associated with operating as a public company;
•
develop or secure marketing, sales and distribution capabilities, either internally or with third parties, to support commercialization; and
•
increase our employee headcount and related expenses to support the foregoing activities.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our co-lead product candidates, NKX101 and NKX019. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the United Sates Food and Drug Administration ("FDA") nor any other regulatory authority has approved NKX101, NKX019 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as NKX101, NKX019 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators’, success in:

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

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline and proceeds from our IPO completed in July 2020. We intend to continue to use the proceeds from our IPO to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $240.2 million. Our research and development expenses increased from $36.2 million for the year ended December 31, 2020 to $63.4 million for the year ended December 31, 2021.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our IPO, a combination of equity offerings and debt financings, including pursuant to our ATM Offering Program (as defined below), and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Our business and the business or operations of our research partners and other third parties with whom we conduct business have been and could continue to be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.

The COVID-19 pandemic has disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The coronavirus pandemic continues to evolve, and multiple variants of the virus that causes COVID-19 are circulating globally, including the Delta and Omicron variants. To date the pandemic has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures to mitigate the impact of the pandemic. We continue to monitor these changes and update our operations as necessary to comply with any state, county or local health orders.

In response to previous government-imposed stay-at-home orders and quarantines, we implemented work-from-home policies for employees and adjusted our operations to maximize employee safety and to comply with directives from health authorities. The effects of quarantines, stay-at-home, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, in the United States and other countries, have negatively impacted and could continue to negatively impact our operations and the operations of third parties we rely on, such as our contract manufacturing sites in Colorado, Ohio, and Ontario, and have disrupted and could continue to disrupt or delay the enrollment of patients at our clinical sites. For example, at some of our contract manufacturing sites, COVID-19-related restrictions, including temporary shutdowns, and instances of COVID-19 cases impacting personnel have resulted in some delays. Some of our contract research organizations ("CROs") have also experienced employee turnover/attrition, delays, or disruptions during the pandemic. Some of our clinical trial sites have had to temporarily restrict enrollment into clinical protocols in order to prioritize hospital beds for COVID-19 patients, or because of loss of trial personnel to support research activities (mitigated by having the trial opened in multiple clinical sites simultaneously). In addition, we experienced some delays in construction of our cGMP manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials, such as certain raw materials, cell culture media, disposable plastics, and equipment, that we and our contract development and manufacturing organizations ("CDMOs") use for research and GMP manufacturing. If we are not able to obtain sufficient quantities of cell culture media for our purposes due to the shortage, we may need to reduce the number of manufacturing runs we have planned. Supply chain and operational disruptions due to COVID-19 have contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we have had minor delays in setting up clinical sites in our NKX019 clinical trial due to COVID-19 restrictions due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our collaboration partners, CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. Although most COVID-19 restrictions have been lifted in the State of California and the County of San Mateo, restrictions similar to those previously imposed or new restrictions could be imposed again later.

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

We cannot predict the potential future impacts of COVID-19, including its variants, on us, our research partners, including CRISPR, and other third parties with whom we conduct business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the development and spread of more contagious and/or vaccine-resistant variants, the effectiveness of actions taken in the U.S. and other countries to contain, vaccinate against, and treat the disease, and its impact on our current and planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain. As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we have experienced and/or may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Our success depends on our ability to utilize our chimeric antigen receptor-natural killer cell ("CAR-NK") technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Phase 1 clinical trials to evaluate our first two CAR NK product candidates in humans have commenced. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR-NK engineering technology.

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

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen (“HLA”), types matched between donor and recipient. Our clinical development plan for NKX101 will seek to establish what degree of HLA matching, if any, is required for NKX101 to exhibit necessary levels of clinical activity and duration of response. Although the relationship between the degree of HLA matching and the clearance of donor allogeneic, off-the-shelf engineered natural killer ("NK") cells by the patient’s immune system has not been conclusively demonstrated, we intend to develop and commercialize products that do not require any HLA matching. While we believe that a high degree of HLA matching will not be required for clinically meaningful activity and durability of response, if it becomes apparent through preclinical testing or clinical trials that such matching is required, the production of NKX101, NKX019, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish a bank of engineered CAR-NK cells for each of our product candidates where dozens of different donors will be required to achieve coverage of a large fraction of the addressable patient population.

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
•
delays in achieving a sufficient number of clinical trial sites or obtaining the required institutional review board ("IRB"), approval at each clinical trial site;
•
imposition of a temporary or permanent clinical hold by us or by the FDA or other regulatory agencies based on emerging data;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
our inability to obtain long-term follow-up data due to patient drop out or in cases where patients elect to receive post-protocol treatment for their disease before it progresses;
•
suspension or termination of a clinical trial by the IRB of the institutions in which such trials are being conducted or by the Data Safety Monitoring Board ("DSMB") (where applicable);
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. For example, we periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. As FDA personnel prioritize pandemic related efforts, we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development. Also, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities in response to the COVID-19 pandemic, and in July 2020, it began to work toward resuming prioritized domestic inspections of mission-critical inspections on a case-by-case basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Over the past year, FDA has periodically announced temporary changes to its inspection activities to ensure the safety of its employees and those of the firms it regulates as the FDA adapts to the evolving COVID-19 pandemic. As of February 7, 2022, the FDA resumed conducting domestic surveillance inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

Multiple factors have impacted the rate of enrollment of patients in our ongoing Phase 1 clinical trials, including the use of haplomatched donor derived cells and requirement for a staggered enrollment of patients that was longer than originally expected in the original NKX101 study design and COVID-19 related disruptions. As previously announced, the NKX101 clinical trial protocol was later amended in consultation with the FDA to be able to dose patients with either off-the-shelf or haplomatched cells, shorten the stagger between certain patients, and introduce a second parallel dosing regimen. COVID-19 restrictions at certain sites have also resulted and may continue to result in minor disruptions in enrollment in our NKX019 clinical trial.

In October 2021, a company developing allogeneic CAR-T therapies (“the CAR-T Company”) reported that the FDA had placed a clinical hold on the CAR-T Company’s clinical trials following a report of a chromosomal abnormality in the gene-edited CAR-T cells recovered from a single patient in one of the CAR-T Company’s clinical trials. The technology reportedly used by the CAR-T Company to edit the CAR-T cells in which the abnormality was found is different from the gene-editing technology from CRISPR that we are using for our gene-edited product candidates, and the applicability of the CAR-T Company’s reported chromosomal abnormality issue to other gene-editing technologies or other cell types such as our NK cells has not been established. Nevertheless, if the FDA increases its scrutiny regarding the gene editing of cellular therapies more generally as a result of current or future data regarding chromosomal abnormalities from the CAR-T Company or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR-NK product candidate targeting the CD70 tumor antigen ("CD70 CAR-NK") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") programs on which we are collaborating with CRISPR, may be delayed or we may be forced to incur additional costs for those programs. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which could slow development of our gene-edited product candidates and increase expenses.

If we experience further delays in the initiation, enrollment or completion of any preclinical study or clinical trial of our product candidates, or if any preclinical studies or clinical trials of our product candidates are canceled, the commercial prospects of our product candidates may be materially adversely affected, and our ability to generate product revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs and slow down our product candidate development and approval process.

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

NKX101 is in an early-stage clinical trial and is subject to the risks inherent in drug development. In November 2020, the first patient in the first-in-human Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory acute myeloid leukemia ("AML") or higher risk myelodysplastic syndromes ("MDS") was treated. If our Phase 1 or our later clinical trials of NKX101 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, because NKX101 and NKX019 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX101 or NKX019 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

In October 2021, we announced that we had dosed the first patients with NKX019 in a multi-center Phase 1 clinical trial for the treatment of B-cell malignancies. Due to the availability of at least seven commercially available agents that target CD19 including four autologous CAR-T products, two monoclonal antibody products, and one antibody-drug conjugate, we may have difficulty enrolling subjects into trials with NKX019 who have not previously been exposed to a CD19 directed agent. This could impact the ability to obtain data about NKX019 activity and slow enrollment. For these reasons, the Phase 1 clinical trial of NKX019 includes clinical trial sites outside the United States. If our Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

As of the date of this Annual Report on Form 10-K, only two of our product candidates (NKX101 and NKX019) have been tested in cancer patients. The first patient was dosed with NKX101 in 2020, and the first patient was dosed with NKX019 in 2021. Prior to initiation of the NKX101 clinical trial, we had only evaluated our product candidates in preclinical mouse models and had observed fatalities in mice as a result of lung toxicity when NKX101 was administered in extremely high doses that were significantly higher than those we would expect to use in humans. We therefore do not yet know if NKX101, NKX019, or our other product candidates will have an acceptable safety profile in humans. As such, there can be no guarantee that any toxicity, or other adverse events, will not occur in human subjects during clinical trials. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

While studies indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience cytokine release syndrome ("CRS"), neurotoxicity, graft-versus-host disease ("GVHD"), or other serious adverse events. Severe adverse events associated with our product candidates NKX101 or NKX019 or lymphodepleting chemotherapy may also develop. NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the landscape of ligand expression is currently not fully understood. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity. Such adverse events may cause delays in completion of our clinical programs. If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving such designations, and even if received, they may not benefit the development and regulatory approval process.

We may seek various expedited programs available through regulatory authority such as Regenerative Medicine Advanced Therapy ("RMAT") designation, Breakthrough Therapy designation, Fast Track designation, or PRIority MEdicine ("PRIME"), from regulatory authorities, for any product candidate that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency ("EMA"), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

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

We may seek and obtain orphan drug designation for our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively low prevalence populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. On December 16, 2021, we announced that the FDA granted orphan drug designation to NKX101 for the treatment of AML.

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

We have entered into a research collaboration with CRISPR Therapeutics regarding certain product candidates, and we may enter into additional collaborations with third parties to develop or commercialize other product candidates. Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.

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

On May 5, 2021, we entered into the CRISPR Agreement to establish research plans for the purpose of collaboratively designing and advancing allogeneic, gene-edited NK cell therapies and an allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. See Item 1, Business for additional information. If CRISPR, or any potential future collaboration partner, does not perform in the manner that we expect or fulfill their responsibilities in a timely manner or at all, the research, clinical development, regulatory approval and commercialization efforts related to the product candidates that are the subject of the collaboration with CRISPR, or that potential future collaboration partner, could be delayed or terminated.

If we terminate the CRISPR Agreement in its entirety or with respect to a particular product candidate under the research collaboration with CRISPR, due to a material breach by CRISPR or CRISPR’s insolvency, then we have the right to negotiate a license from CRISPR to continue research, development, and commercialization of the terminated product candidate(s) on our own at our sole expense. We would need to pay CRISPR milestones and royalties for the terminated product candidate(s), and we may not be able to negotiate terms to the license that are favorable to us. Furthermore, assumption of sole responsibility for further development would greatly increase our expenditures and may mean we would need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such product candidates, and our business could be materially and adversely affected.

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

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies Kymriah®, Yescarta®, Tecartus™ and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage allogenic programs, and a number of other companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor or are investigating other types of immune cells. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2021, we had 136 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our product candidates are genetically engineered human cells, and the process of manufacturing such product candidates, as well as engineered K562 cells and viral vectors, is complex, highly regulated and subject to numerous risks. Manufacturing our product candidates involves harvesting white blood cells from a donor, isolating the NK cells, activating and expanding the NK cells, introducing a gamma-retrovirus with genes encoding the proteins we wish to express, cryopreservation, storage and eventually shipment. As a result of these complexities, the cost to manufacture our cellular product candidates, engineered K562 cells and viral vector is generally higher than traditional small-molecule chemical compounds or biologics, and the manufacturing process is presently less reliable and more difficult to reproduce. Furthermore, for certain patients in the early portion of our Phase 1 study of NKX101, we dosed patients with haplomatched NKX101. This requires custom manufacturing for each patient, which is especially complex, and we may continue to dose haplomatched patients through dose escalation.

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

We may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, or the performance of the product once commercialized. Changes to our process made during the course of clinical development could require us to show the comparability of the product candidate used in earlier clinical phases or at earlier portions of a trial to the product candidate used in later clinical phases or later portions of the trial. It is difficult to establish comparability of cell therapy products, and this may complicate efforts to verify process changes during scale up. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, or if regulatory authorities do not agree that comparability has been established, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

Although we are manufacturing NKX019 in our own internal manufacturing facility for the NKX019 Phase 1 clinical trial, and plan to manufacture other product candidates in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates. We believe this clinical cGMP facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. We have completed the construction of a cGMP facility for the production of certain of our product candidates for our early-stage clinical trials, but we do not yet have a cGMP facility for the commercial-scale manufacture of our product candidates. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. Building a commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as the COVID-19 pandemic and COVID-19-related restrictions could impact our ability to properly staff production of our product candidates. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. In addition, we may find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

We rely on third parties to manufacture certain of our product candidates, and certain materials for use in the production of our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or materials, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we are building a commercial-scale manufacturing facility, we do not yet operate our own cGMP facility for the production of commercial supplies of the product candidates that we are developing or evaluating in our development programs or supplies of such product candidates for pivotal clinical trials. We have limited personnel with experience in drug manufacturing and currently lack the resources and the capabilities to manufacture any of our product candidates on a commercial scale. If we are unable to successfully build, maintain and staff our own commercial-scale cGMP facility, we will need to rely on third parties for commercial-scale manufacture of our product candidates. We also currently rely on a third-party manufacturer for our clinical supply of NKX101. We expect to continue to outsource NKX101 manufacturing even though we have an internal cGMP facility for clinical supply, at least for a certain amount of time. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

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

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a cGMP facility in South San Francisco, California that allows us to supply the product candidates needed for our early-stage clinical trials. We have also leased a property where we are building a facility for the commercial-scale manufacture of our product candidates. The design, construction, qualification, regulatory approvals and maintenance for such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

Furthermore, our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and other comparable regulatory agencies to ensure compliance with cGMP. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of product candidates for clinical use or may result in the termination of or a hold on a clinical study. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We have not yet demonstrated that CAR-NK cells, which can be frozen and thawed in smaller quantities, can also be frozen and thawed in commercial scale quantities without damage, in a cost-efficient manner and without degradation over time. We may encounter difficulties not only in developing freezing and thawing methodologies for large scale use, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen form to the satisfaction of the FDA, we could face substantial delays in our regulatory approvals. If we are unable to freeze CAR-NK cells for shipping purposes, our ability to promote adoption and standardization of our product candidates, as well as achieve economies of scale by centralizing our production facility, will be limited. Even if we are able to successfully freeze and thaw CAR-NK cells in large quantities, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish.

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

For these and other reasons, we have not yet established the long-term stability of our cryopreserved CAR-NK cells and we may not be able to commercialize CAR-NK cells on a large scale or in a cost-effective manner. If such product candidate is found to be instable, we would be required to conduct more frequent manufacturing runs, which could cause us to incur significant additional expenses.

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

As of December 31, 2021, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and CD70 CAR-NK patent families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2043. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and the product candidate from our CD70 CAR-NK program. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and product candidates could be materially diminished.

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

Our initial clinical trials evaluate NKX101 and NKX019 in relapsed/refractory patients who have been previously treated with other anti-cancer therapies. We do not know at this time whether either NKX101 or NKX019 or any of our product candidates will be safe for use in humans or whether they will demonstrate any anti-cancer activity. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved drug products. In the United States, third-party payors, including government payors such as Medicare and Medicaid, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Medicare and Medicaid are increasingly used as models for the development of private payors’ and government payors’ coverage and reimbursement policies. Currently, few cell therapy products have been approved for coverage and reimbursement by the CMS the agency responsible for administering Medicare. It is difficult to predict what third payors, including CMS, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, since there is no body of established protocols and precedents for these types of drug products. Moreover, reimbursement agencies in other countries, such as those in Europe, may be more conservative than CMS.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. However, the Medicare sequester reductions under the Budget Control Act of 2011 have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the COVID-19 pandemic; however, the reductions are expected to continue through 2030. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

There have also been a number of proposals in the United States to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. Recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Congress and the administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We may fail to comply with evolving global privacy laws.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain clinical trial data. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

As of March 14, 2022, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 63% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of March 14, 2022, we had 33,000,863 shares of common stock outstanding.

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

We take advantage and may continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including: not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important.

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

We are also a “smaller reporting company” as defined by applicable rules of the SEC. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company and would be permitted to continue to take advantage of many of the same reporting exemptions, including exemption from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act as long as we do not otherwise also qualify as an “accelerated filer” or “large accelerated filer” for SEC reporting purposes and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive if we rely on emerging growth company or smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As described above under “We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (“the Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. Recently enacted legislation, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") temporarily reverses the limitations imposed by the Tax Act by suspending the 80% taxable income limitation to permit a corporation to offset without limitation its taxable income in 2019 or 2020 with NOL carryforwards generated in prior years. The CARES Act also allows NOLs generated in tax years 2018-2020 to be carried back up to five years.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. When we lose our status both as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.

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

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, ransomware, malware, data corruption, cyber-based attacks, phishing attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced cyber incidents of varying degrees, although none of these cyber incidents have had a material adverse impact on our business, financial condition or results of operations. It is possible that in the future our safety and security measures will not prevent the improper functioning or damaging of our systems, or the improper access or disclosure of personally identifiable information, and any such event could materially and adversely impact our business, financial condition or results of operations. In addition, if a significant system failure, accident, security breach or other cyber incident were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information, the disclosure of protected personally identifiable patient information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the GDPR, which took effect in May 2018, and the CCPA which took effect on January 1, 2020, as well as the California Consumer Privacy Act, which was passed in November 2020 and makes a number of significant amendments to the CCPA, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail or if our privacy practices do not meet the requirements of such laws. Other states are considering similar laws that could impact our use of research data with respect to individuals in those states. There are extensive documentation obligations and transparency requirements, which may impose significant costs on us. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption, security breach or other cyber incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our facilities are located at two adjacent leased sites. The first site, located at 6000 Shoreline Court, Suites 102, 201, 203, 204 and 325, South San Francisco, California, consists of approximately 34,070 square feet of office and laboratory space and is primarily used for research, clinical, manufacturing and corporate activities. Our lease for Suite 325 commenced in January 2021. Our lease covering Suites 102, 204, and 325 expires in January 2029, with an option to extend this lease for an additional seven years. Our sublease covering Suites 201 and 203 expires in March 2021, after which our lease covering Suites 201 and 203 will be in effect, which expires in March 2024. The second site, located at 7000 Shoreline Court, South San Francisco, California, consists of 340 square feet of vivarium space and an additional 215 square feet of shared laboratory space, and is primarily used for preclinical research. Our agreement that provides for our use of these vivarium and laboratory spaces expires in June 2023. Our lease for an 88,000 square foot facility in South San Francisco to support research and development and future manufacturing of Nkarta’s cell therapy products and product candidates commences in 2022 and expires in 2034. This new facility will also serve as our future headquarters with office space and research facilities.

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

Holders of Common Stock

As of March 14, 2022, there were approximately 34 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of December 31, 2021, we estimate that we have used $20.9 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Item 6. [Reserved]

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

We currently have two ongoing Phase 1 clinical trials. In November 2020, we announced that the first patient was treated in the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory acute AML or higher risk MDS. This first-in-human multi-center study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101.

In October 2021, we announced that we had dosed the first patients with NKX019 in the Phase 1 clinical trial for the treatment of B-cell malignancies. This multi-center first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following lymphodepletion.

Under the Company’s collaboration with CRISPR, we are collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies, one of which is the CD70 CAR-NK program, and one (1) allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering, the issuance of convertible promissory notes, private placements of our preferred stock and with proceeds from our previous collaboration. We have incurred a net loss of $86.1 million and $91.4 million during the years ended December 31, 2021 and 2020, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $204.1 million. At December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $240.2 million.

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

The COVID-19 pandemic has affected and may continue to affect our business and operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct and enrollment of current and future clinical trials. We have taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for our employees and other personnel working in our offices, labs and manufacturing facility. We have mandated vaccination for our employees working on site and have encouraged vaccination of our employees working remotely. Some of the third-party vendors that we use, including some of our contract manufacturing sites, and our contract research organizations (“CROs”), have experienced employee turnover/attrition, delays or other disruptions during this pandemic and the accompanying flexible work options and, in some instances, costs have increased. We have incorporated remote monitoring of clinical trial sites, where feasible, for our ongoing NKX101 Phase 1 trial in the U.S. and ongoing NKX019 Phase 1 trial with sites in both the U.S. and Australia. In addition, we have experienced some internal delays due to COVID-19, including some delays in construction of our GMP manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials that we and our contract development and manufacturing organization (“CDMO”) partners use for research and cGMP manufacturing, such as certain raw materials, cell culture media, disposable plastics, and equipment. Supply chain and operational disruptions due to COVID-19 have contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we have had minor delays in setting up clinical sites in our NKX019 clinical trial due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on the Company’s operations including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. Our clinical programs may also be impacted by delays at the FDA or other regulatory authorities due to COVID-19. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows. We currently do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

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
•
the cost of consultants engaged in research and development related services and the cost to manufacture drug product candidates for use in our preclinical studies and clinical trials;
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

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Year Ended December 31,
	2021	2020
Direct external development program expenses:
NKX101	$12,456	$8,145
NKX019	7,466	1,141
CD70	645	589
NK+T	520	—
Partner cost sharing	(2,310)	—
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	29,919	16,989
Others	14,716	9,356
Total research and development costs	$63,412	$36,220

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

The successful development of our drug candidates is highly uncertain. A change in the outcome of any of a number of variables with respect to the development of our drug candidates may significantly impact the costs and timing associated with the development of our drug candidates. A discussion of the risks and uncertainties that we face in the development and commercialization of our drug candidates can be found under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We may never succeed in obtaining regulatory approval for any of our drug candidates.

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

Other Income (Expense)

Change in Fair Value of Preferred Stock Purchase Right Liability

In August 2019, we entered into a Series B Preferred Stock Purchase Agreement that contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. We recorded periodic adjustments to the estimated fair value of the preferred stock purchase rights until they were exercised in July 2020, in connection with our IPO. Upon the exercise of the preferred stock purchase right, the final remeasurement adjustment of the convertible preferred stock purchase right liability was recorded and was reclassified to additional paid-in capital on the balance sheets.

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of short-term investments.

Income Taxes

We are subject to corporate U.S. federal and state income taxation. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $139.0 million and $65.4 million, respectively. Of the $139.0 million federal net operating loss carryforwards, $3.2 million will begin expiring in 2035, if not utilized, while $135.8 million can be carried forward indefinitely. The state tax loss carryforwards will begin expiring in 2036, if not utilized. As of December 31, 2021, we had federal and state research and development tax credits of approximately $5.4 million and $3.6 million, respectively. If not utilized, the federal research tax credit will begin to expire in 2035. The California research tax credit can be carried forward indefinitely.

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

We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021 and 2020, we had gross unrecognized tax benefits of $1.4 million and $0.8 million, respectively, all of which would affect our income tax expense if recognized, before consideration of our valuation allowance. As of December 31, 2021, we do not expect our unrecognized tax benefits will significantly change over the next 12 months.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	63,412	36,220	27,192
General and administrative	23,017	15,288	7,729
Total operating expenses	86,429	51,508	34,921
Loss from operations	(86,429)	(51,508)	(34,921)
Other income (expense), net:
Change in fair value of purchase right liability	—	(40,163)	40,163
Interest income	370	313	57
Other expense, net	(16)	(3)	(13)
Total other income (expense), net	354	(39,853)	40,207
Net loss	$(86,075)	$(91,361)	$5,286

Research and development expenses

Research and development expenses were $63.4 million and $36.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $27.2 million was primarily due to increases of $12.9 million in personnel costs, including an increase in share-based compensation expense of $4.8 million as a result of continued growth in headcount, and increases of $11.2 million in our external program costs related to NKX101 and NKX019, and $5.4 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, offset by $2.3 million in partner cost sharing reimbursable expenses. The increase in program costs relating to NKX101 and NKX019 is primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses

General and administrative expenses were $23.0 million and $15.3 million for the years ended December 31, 2021 and 2020, respectively. The increase of $7.7 million was primarily due to an increase in personnel costs of $4.7 million, including an increase of $2.9 million in share-based compensation expense as a result of continued growth in headcount. The increases in general and administrative expense were also due to a $0.9 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and a $2.1 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense. We have incurred and expect to continue to incur additional expenses as a result of being a public company following the completion of our IPO in July 2020, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Change in fair value of preferred stock purchase right liability

We recognized a remeasurement adjustment for the change in fair value of preferred stock purchase right liability of $40.2 million in other expense for the year ended December 31, 2020. This remeasurement adjustment was related to the Series B Preferred Stock Purchase Agreement entered into in August 2019, which contained future purchase rights that were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other expense, net. Upon the exercise of the preferred stock purchase right with the completion of the Series B Milestone Closing in July 2020, that resulted in the issuance of 27,066,206 shares of our Series B convertible preferred stock for an aggregate gross proceeds of $64.4 million, the final remeasurement adjustment of the preferred stock purchase right liability was recorded and reclassified to additional paid-in capital on the balance sheet.

Interest income

Interest income was $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. The increase in interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash, cash equivalents, restricted cash and short-term investments of $240.2 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. We issued and sold 16,100,000 shares of our common stock, including 2,100,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $18.00 per share. On July 1, 2020, we issued 27,066,206 shares of our Series B convertible preferred stock at a price of $2.37935 per share for gross proceeds of $64.4 million in connection with the Series B Milestone Closing.

Prior to our IPO, we funded our operations primarily through the issuance of convertible promissory notes and private placements of our convertible preferred stock with total gross proceeds of $126.0 million, and $7.9 million from our previous collaboration agreement with GlaxoSmithKline, which terminated in December 2018.

On August 12, 2021, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $500.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the SEC on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program under the Securities Act (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. As of December 31, 2021, no sales of our common stock had been made pursuant to the ATM Offering Program.

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

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of December 31, 2021 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(67,927)	$(43,506)
Net cash provided by (used in) investing activities	32,534	(210,081)
Net cash provided by financing activities	1,202	329,817
Net (decrease) increase in cash and cash equivalents	$(34,191)	$76,230

Operating Activities

The net cash used in operating activities for the year ended December 31, 2021 was $67.9 million was primarily due to our net loss of $86.1 million, adjusted for net non-cash charges of $19.8 million and a change in operating assets and liabilities of $1.6 million. The net non-cash charges of $19.8 million consisted primarily of share-based compensation of $14.5 million, depreciation and amortization of $1.8 million, investment accretion and amortization of $3.2 million and non-lease lease expense of $0.4 million. The net change in operating assets and liabilities of $1.6 million was related to the increase in prepaid and other current assets of $4.4 million primarily due to the cost sharing receivable, higher manufacturing and clinical deposits and other current assets, offset by an increase in accounts payable and accrued and other liabilities of $2.8 million as we continued to increase our research and development related activities.

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

Investing Activities

The net cash provided by investing activities for the year ended December 31, 2021 of $32.5 million was comprised of proceeds from maturities of short-term investments of $264.8 million, partially offset by purchases of property and equipment of $5.0 million primarily related to the construction of our manufacturing facility and purchases of short-term investments of $227.3 million.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 of $1.2 million was mainly due to proceeds from the exercise of stock options, partially offset by payment of deferred offering costs of $0.3 million associated with the filing of our Shelf Registration Statement and the establishment of our ATM Offering Program.

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

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents, restricted cash and short-term investments will be sufficient to fund our operations for at least the next 12 months from the date of issuing this Annual Report on Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing therapeutic product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

In July 2021, we entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease's legal commencement date (the “Additional Lease Agreement”). We will become responsible for paying rent on the lease's legal commencement date. The Company expects to pay base rent of approximately $99.6 million over the lease term. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations related to the facilities. The Additional Lease Agreement also provides for certain tenant improvement allowances for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, a portion of which, if utilized, would need to be repaid by us over the lease term.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical studies and clinical trial accruals, and share-based compensation. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Recently Issued Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also a party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 and 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Nkarta, Inc.

Index to Financial Statements

For the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Nkarta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nkarta, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 17, 2022

NKARTA, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$60,816	$96,692
Short-term investments, available-for-sale	177,272	218,221
Prepaid expenses and other current assets	7,692	3,922
Total current assets	245,780	318,835
Restricted cash	2,098	413
Property and equipment, net	12,856	9,350
Operating lease right-of-use assets	11,678	8,505
Other long-term assets	1,491	547
Total assets	$273,903	$337,650
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,112	$1,176
Operating lease liabilities, current portion	2,484	1,402
Accrued and other current liabilities	9,347	6,253
Total current liabilities	12,943	8,831
Operating lease liabilities, net of current portion	9,975	7,517
Other long-term liabilities	18	82
Total liabilities	22,936	16,430
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 54,350,179 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2021 and 2020; 32,971,107 and 32,627,963 shares issued and outstanding at December 31, 2021 and 2020, respectively	3	3
Additional paid-in capital	455,210	439,235
Accumulated other comprehensive income (loss)	(150)	3
Accumulated deficit	(204,096)	(118,021)
Total stockholders' equity	250,967	321,220
Total liabilities and stockholders' equity	$273,903	$337,650

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	63,412	36,220
General and administrative	23,017	15,288
Total operating expenses	86,429	51,508
Loss from operations	(86,429)	(51,508)
Other income (expense), net:
Change in fair value of preferred stock purchase right liability	—	(40,163)
Interest income	370	313
Other expense, net	(16)	(3)
Total other income (expense), net	354	(39,853)
Net loss	$(86,075)	$(91,361)
Comprehensive loss:
Net loss	(86,075)	(91,361)
Other comprehensive (loss) gain:
Unrealized (loss) gain on securities	(153)	5
Comprehensive loss	$(86,228)	$(91,356)
Net loss per share, basic and diluted	$(2.62)	$(5.44)
Weighted-average number of common shares used in net loss per share, basic and diluted	32,856,883	16,806,262

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at January 1, 2020	27,283,973	$59,815	1,600,601	$1	$1,179	$(26,660)	$(2)	$(25,482)
Issuance of Series B second tranche convertible preferred stock, net of issuance costs	27,066,206	64,321	—	—	—	—	—	—
Reclassification of preferred stock purchase right liability to equity upon issuance of convertible preferred stock	—	41,641	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(54,350,179)	(165,777)	14,689,215	1	165,776	—	—	165,777
Issuance of common stock upon initial public offering, net of issuance costs	—	—	16,100,000	1	265,095	—	—	265,096
Vesting of shares of common stock subject to repurchase	—	—	85,304	—	50	—	—	50
Issuance of common stock upon exercise of stock option	—	—	152,843	—	387	—	—	387
Share-based compensation expense	—	—	—	—	6,748	—	—	6,748
Unrealized gain on short-term investments	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	(91,361)	—	(91,361)
Balance at December 31, 2020	—	$—	32,627,963	$3	$439,235	$(118,021)	$3	$321,220
Vesting of shares of common stock subject to repurchase	—	—	62,045	—	35	—	—	35
Issuance of common stock upon exercise of stock option	—	—	281,099	—	1,479	—	—	1,479
Share-based compensation expense	—	—	—	—	14,461	—	—	14,461
Unrealized loss on short-term investments	—	—	—	—	—	—	(153)	(153)
Net loss	—	—	—	—	—	(86,075)	—	(86,075)
Balance at December 31, 2021	—	$—	32,971,107	$3	$455,210	$(204,096)	$(150)	$250,967

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(86,075)	$(91,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,461	6,748
Depreciation and amortization expense	1,756	786
Accretion of discount and amortization of premium on investments, net	3,237	738
Non-cash lease expense	367	262
Change in fair value of preferred stock purchase right liability	—	40,163
Others	(30)	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,435)	(3,645)
Accounts payable and accrued and other liabilities	2,792	2,817
Net cash used in operating activities	(67,927)	(43,506)
Cash flows from investing activities:
Purchases of available-for-sale securities	(227,282)	(222,570)
Proceeds from maturities of available-for-sale securities	264,841	20,000
Purchase of property and equipment	(5,025)	(7,511)
Net cash provided by (used in) investing activities	32,534	(210,081)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	64,321
Proceeds from initial public offering, net of issuance costs	—	265,096
Proceeds from stock option exercises	1,479	387
Proceeds from early exercise of stock options	—	13
Payments of deferred offering costs	(277)	—
Net cash provided by financing activities	1,202	329,817
Net (decrease) increase in cash and cash equivalents	(34,191)	76,230
Cash, cash equivalents and restricted cash at beginning of year	97,105	20,875
Cash, cash equivalents and restricted cash at end of year	$62,914	$97,105
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$60,816	$96,692
Restricted cash	2,098	413
Total cash, cash equivalents and restricted cash	$62,914	$97,105
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property and equipment	$238	$455

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of December 31, 2021, the Company had an accumulated deficit of $204.1 million and cash, cash equivalents, restricted cash and short-term investments of $240.2 million.

On August 12, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $500.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. As of December 31, 2021, no sales of the Company’s common stock had been made pursuant to the ATM Offering Program.

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

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may continue to affect the Company’s business and operations. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the development and spread of more contagious and/or vaccine-resistant variants, the effectiveness of actions taken in the United States and other countries to contain, vaccinate against, and treat the disease, and the pandemic’s impact on the Company’s current and planned preclinical studies and clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact the Company’s financial condition or results of operations is uncertain. In response to the pandemic, CARES Act was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2021. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

Restricted Cash

The Company is required to maintain letters of credit related to its office and lab space lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. This cash is the collateral for those letters of credit and per the terms of the leases must remain in place until one to two months after the termination of the leases. As the remaining terms of the leases as of December 31, 2021 is greater than one year, the related restricted cash has been classified as non-current.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2021, there has been no such impairment losses recorded by the Company.

Deferred Offering Costs

Deferred offering costs that consisted of legal, accounting, printing and other fees and costs directly attributable to the IPO were capitalized. Upon the completion of the IPO in July 2020, the total deferred offering costs of $4.4 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital on the balance sheet.

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

Immediately prior to the closing of the Company’s IPO in July 2020, all outstanding shares of the Company’s convertible preferred stock converted into the Company’s common stock. There were no outstanding shares of the Company’s convertible preferred stock as of December 31, 2021.

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

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There has been no such liabilities recorded by the Company as of December 31, 2021.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(86,075)	$(91,361)
Denominator:
Weighted average common shares outstanding	32,901,002	16,918,664
Less: weighted average unvested common stock issued upon early exercise of common stock options	(44,119)	(112,402)
Weighted average shares used to compute net loss per share, basic and diluted	32,856,883	16,806,262
Net loss per share, basic and diluted	$(2.62)	$(5.44)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2021	2020
Common stock options	4,204,686	3,640,715
Unvested common stock upon early exercise of common stock options	16,181	77,393
	4,220,867	3,718,108

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$57,018	$57,018	$—	$—
Short-term investments:
Corporate debt securities	$111,466	$—	$111,466	$—
Commercial paper	21,272	—	21,272	—
U.S. Government securities	44,534	—	44,534	—
Total short-term investments	$177,272	$—	$177,272	$—
Total	$234,290	$57,018	$177,272	$—

		Fair Value Measurements Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$94,631	$94,631	$—	$—
Short-term investments:
Corporate debt securities	$48,614	$—	$48,614	$—
Commercial paper	63,445	—	63,445
U.S. Government securities	106,162	—	106,162	—
Total short-term investments	$218,221	$—	$218,221	$—
Total	$312,852	$94,631	$218,221	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $57.0 million and $94.6 million included in cash equivalents as of December 31, 2021 and 2020, respectively, were classified as Level 1 instruments.

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

The following tables summarize the Company’s short-term investments as of December 31, 2021 and 2020 (in thousands):

		December 31, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$111,548	$(89)	$7	$111,466
Commercial paper	1 year or less	21,272	—	—	21,272
U.S. Government securities	1 year or less	44,602	(68)	—	44,534
Total		$177,422	$(157)	$7	$177,272

		December 31, 2020
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$48,616	$(6)	$4	$48,614
Commercial paper	1 year or less	63,445	—	—	63,445
U.S. Government securities	1 year or less	106,157	(7)	12	106,162
Total		$218,218	$(13)	$16	$218,221

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2021 and 2020 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2021 and 2020. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company's policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $1.0 million and $1.1 million as of December 31, 2021 and 2020, respectively.

Preferred Stock Purchase Right Liability

In August 2019, the Company entered into a Series B Preferred Stock Purchase Agreement (see Note 10) that contained future purchase rights that were required to be accounted for as liabilities, remeasured to fair value at each reporting date, and classified as a Level 3 instrument within the fair value hierarchy. Upon the exercise of the preferred stock purchase right on July 1, 2020, the preferred stock purchase right liability was revalued at an estimated fair value of $41.6 million and was reclassified to additional paid-in capital in the balance sheets.

The estimated fair value of the preferred stock purchase right liability at July 1, 2020 was determined using a valuation model that incorporated the probability of the occurrences of the Series B Milestone Closing in addition to the factors considered at issuance. An intrinsic value model was used to determine the fair value of preferred stock purchase right as of July 1, 2020.

The following table provides the change in preferred stock purchase right liability for the year ended December 31, 2020 (in thousands):

Preferred Stock Purchase Right Liability
Balance, January 1, 2020	$1,478
Change in fair value of preferred stock purchase right	40,163
Reclassification of preferred stock purchase right liability to equity upon issuance of convertible preferred stock	(41,641)
Balance, December 31, 2020	$—

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$4,538	$2,586
Other current assets	3,154	1,336
Total prepaid expenses and other current assets	$7,692	$3,922

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$3,462	$1,984
Furniture and fixtures	544	322
Research equipment	9,633	4,892
Computers and software	130	124
Construction-in-progress	2,274	3,459
Total property and equipment	16,043	10,781
Less accumulated depreciation and amortization	(3,187)	(1,431)
Total property and equipment, net	$12,856	$9,350

Depreciation and amortization expense were $1.8 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$5,453	$3,534
Accrued research and development costs	2,280	1,675
Accrued property and equipment	96	117
Other accrued and current liabilities	1,518	927
Total accrued and other liabilities	$9,347	$6,253

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease expense	$2,581	$1,856
Variable lease expense (1)	302	178
Short-term lease expense	92	14
Total lease expense	$2,975	$2,048

(1) Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,239	$1,705

The weighted-average remaining lease term was 6.7 years for the corporate office and laboratory space leases as of December 31, 2021. The corporate office lease includes an option to renew for an additional seven years. However, the renewal option was not included in the lease term for calculating the lease liability, as the renewal option allow the Company to maintain operational flexibility, and the Company was not reasonably certain that it would exercise the renewal option at the time of the lease commencement. The weighted-average discount rate was 9.2% as of December 31, 2021.

Maturities of operating lease liabilities under existing operating leases as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Amount
2022	$2,579
2023	2,432
2024	2,184
2025	2,200
2026	2,288
2027 and thereafter	5,035
Total future minimum lease payments	16,718
Less imputed interest	(4,259)
Present value of net minimum lease payments	$12,459
Operating lease liabilities:
Current	2,484
Non-current	9,975
Total lease liability	$12,459

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

In January 2021, the Company signed a third amendment to the Initial Lease Agreement which provides for the lease of additional space in the same building. The lease amendment for this additional space commenced in April 2021 and expires in March 2024.

In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement which provides for the lease of additional space in the same building. The lease for additional office and laboratory space provides for abatement of rent during the first two months of the lease and contains rent escalations during the term of the lease. The lease amendment of this additional space is anticipated to commence in April 2022 and expires in January 2029. The Company expects to pay base rent of approximately $4.6 million over the lease term. The lease amendment also includes this additional space in the Company’s option to extend the amended Initial Lease Agreement for an additional seven-year term. The other terms of the Initial Lease Agreement, as amended, remain unchanged.

In July 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease's legal commencement date (the “Additional Lease Agreement”). The Company will become responsible for paying rent on the lease's legal commencement date. The Company’s monthly installment of base rent for the new premises will start at approximately $0.6 million commencing on the lease commencement date and will increase on an annual basis up to a maximum monthly base rent of approximately $0.8 million. The Company expects to pay base rent of approximately $99.6 million over the lease term. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term. As of December 31, 2021, we recorded a receivable of $0.8 million in other current assets related to costs incurred in 2021 that are reimbursable under the agreement. In 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the Landlord in connection with the Additional Lease Agreement. For accounting purposes, the lease commencement date was determined to be in January 2022, which was the date at which the Company was deemed to have obtained control over the property. We expect to record lease liabilities of approximately $49 - $62 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We also expect to record corresponding right-of-use assets of approximately $49 - 62 million. The Company, however, does not expect a material impact to its consolidated statements of operations and consolidated statements of cash flow.

In November 2021, the Company entered into an amendment to Additional Lease Agreement. The lease amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease.

Total minimum lease payments of $4.6 million and $99.6 million related to the lease of additional space under the fourth amendment to the Initial Lease Agreement and the Additional Lease Agreement, respectively, were excluded from the table above as the lease agreement had not yet commenced as of December 31, 2021.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of December 31, 2021 and 2020.

Letters of Credit

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

8. Collaboration and License Agreements

CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into the CRISPR Agreement with CRISPR to co-develop and co-commercialize an engineered CAR-NK product candidate targeting the CD70 tumor antigen and a NK+T product candidate. In addition, the Company will receive a license from CRISPR for up to five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR-NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the CD70 CAR-NK product candidate, NK+T product candidate, and the potential future CAR-NK program (collectively, “Collaboration Products”). For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. As of December 31, 2021, the Company had a $1.1 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of December 31, 2021, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

MaxCyte License Agreement

On October 26, 2021, the Company entered into a license agreement (the “MaxCyte Agreement”) with MaxCyte, Inc. ("MaxCyte") to obtain non-exclusive clinical and commercial rights to use MaxCyte's cell loading technology to develop and commercialize in up to ten licensed products.

In connection with the MaxCyte Agreement, the Company must pay to MaxCyte annual research license fees and commercialization license fees, ranging from $0.1 million to $0.3 million, for each instrument licensed by the Company. Further, the Company could be required to make milestone payments to MaxCyte upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of certain of the Company’s licensed products. The aggregate potential milestone payments range from $10 million to $13 million per licensed product. Additionally, the Company may be required to make net sales milestone payments totaling between $61.9 million to $116.8 million per licensed product. As of December 31, 2021, the Company has not paid any amounts nor are any amounts owed by the Company under the MaxCyte Agreement, and no milestones have been achieved.

University of Singapore and St. Jude Children’s License Agreement

In August 2016, the National University of Singapore (“NUS”) and St. Jude Children’s Research Hospital (“St. Jude”) and the Company entered into a license agreement under which NUS and St. Jude (the “Licensors”) granted the Company an exclusive, royalty-bearing, worldwide license to its patent rights related to a method for expanding natural killer cells; a chimeric receptor with NKG2D specificity; and a method for supporting autonomous natural killer cell function (“NUS and St. Jude License Agreement”). The NUS and St. Jude License Agreement provides the Company with the rights to grant and authorize sublicenses to make, have made, use, sell, offer for sale and import products and otherwise exploit the patent rights.

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

In addition, the Company is required to pay an annual license maintenance fee of SGD 25,000, increasing to SGD 50,000 after year two of the agreement. Further, the Company could be required to make milestone payments to the Licensors upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of certain of the Company’s product candidates. The aggregate potential milestone payments are approximately SGD 5 million. The Company has also agreed to pay the Licensors royalties of 2.5% of net sales of products sold by the Company or through a sublicense. Additionally, the Company agreed to pay the Licensors a tiered percentage of sublicensing income (ranging from 7.5% to 20%) based on the timing of capital raised and stage of clinical trials. The NUS and St. Jude License Agreement also includes certain performance objectives which obligate the Company to meet various milestones related to the clinical development and commercialization of certain of the Company’s product candidates over time for up to 120 months after the effective date of the NUS and St. Jude License Agreement.

The Company recorded $37,000 license maintenance fees included as part of research and development expenses for each of the years ended December 31, 2021 and 2020. In 2020, the Company also recorded a $0.1 million milestone payments upon completion of a regulatory milestone related to the clinical development of the Company’s product candidate, included as part of research and development expenses.

9. Employee Benefits

On January 1, 2018, the Company adopted a defined contribution 401(k) plan that is available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. As part of the plan, the Company elected to make non-matching contributions via mandatory 3% of compensation safe harbor nonelective contributions. The Company recognized $0.6 million and $0.3 million for expense related to the nonelective 401(k) contributions for the years ended December 31, 2021 and 2020, respectively.

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

On July 1, 2020, the Company completed the Series B Milestone Closing pursuant to a milestone waiver by the holders of the Series B convertible preferred stock and issued 27,066,206 shares of Series B convertible preferred stock for gross proceeds of $64.4 million. On July 14, 2020, upon the closing of the Company’s IPO, all outstanding shares of the Company’s convertible preferred stock converted into 14,689,215 shares of the Company’s common stock. There were no outstanding shares of the Company’s convertible preferred stock as of December 31, 2021 and 2020.

The Company determined its obligation to issue additional shares of the Company’s Series B convertible preferred stock in the Series B Milestone Closing represented a freestanding financial instrument that required liability accounting. This freestanding preferred stock purchase right liability was initially recorded at fair value, with fair value changes recognized in the statements of operations and comprehensive loss. At the time the Stock Purchase Agreement was entered into in August 2019, the initial estimated fair value of the preferred stock purchase right liability was $2.8 million, and was revalued at $1.5 million as of December 31, 2019. On July 1, 2020, the preferred stock purchase right liability was revalued at an estimated fair value of $41.6 million and was reclassified to additional paid-in capital upon the exercise of the preferred stock purchase right. The Company recorded the change in the fair value of the Series B convertible preferred stock purchase right liability of $40.2 million as other expense for the year ended December 31, 2020, in the statement of operations and comprehensive loss.

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

11. Share-Based Compensation

Equity Incentive Plan

2015 Equity Incentive Plan

The Company granted options under its 2015 Equity Incentive Plan (the “2015 Plan”) until July 2020 when it was terminated as to future awards, although it continues to govern the terms of options that remain outstanding under the 2015 Plan. The 2015 Plan allows for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards and other stock awards. Awards can be made to officers, directors, employees, non-employee directors, and consultants of the Company. In connection with the Board of Directors’ and stockholders’ approval of the 2020 Plan, the 2015 Plan was terminated as to future awards and any options or awards outstanding under the 2015 Plan remain outstanding and effective. As of December 31, 2021, there were an aggregate of 1,798,614 shares of common stock issuable upon the exercise of outstanding options under the 2015 Plan.

2020 Performance Incentive Plan

The Company’s 2020 Performance Incentive Plan (the “2020 Plan”) which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO in July 2020. Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s 2015 Plan. The Company’s 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors.

As of December 31, 2021, a total of 4,295,638 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing in 2021) by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,179,766 shares was available for issuance under the 2020 Plan for the year ended December 31, 2021.

The following table summarizes the stock option activity during the year ended December 31, 2021 (in thousands, except number of shares, exercise prices and contractual term):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,640,715	$11.00	9.0	$183,742
Granted	1,005,372	45.55
Exercised	(281,932)	5.25
Forfeited	(159,469)	23.09
Outstanding at December 31, 2021	4,204,686	$19.19	8.2	$22,022
Exercisable at December 31, 2021	1,516,556	$14.53	7.7	$10,009
Vested and expected to vest at December 31, 2021	4,204,686	$19.19	8.2	$22,022

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted market price of the Company’s common stock for all in-the-money stock options.

Additional information related to the Company’s stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Weighted-average grant-date fair value of stock option grants per share	$30.87	$12.84
Intrinsic value of options exercised	$9,991	$1,444
Fair value of options vested	$13,638	$2,664

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 622,652 shares of the Company’s common stock is available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes.

Liability for Early Exercise of Restricted Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. Shares subject to repurchase by the Company were 16,181 shares and 77,393 shares, with the related liability of $18 thousand and $0.1 million as of December 31, 2021 and 2020, respectively, recorded under other long-term liabilities in the balance sheets.

Common Stock Reserved for Future Issuance

As of December 31, 2021, the Company had reserved the following shares of common stock for future issuance:

December 31, 2021
Common stock options granted and outstanding	4,204,686
Reserved for future equity award grants	2,179,766
Reserved for future ESPP issuances	622,652
7,007,104

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$6,719	$1,871
General and administrative	7,742	4,877
Total share-based compensation expense	$14,461	$6,748

The total unrecognized compensation cost related to share-based awards was $36.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.2 years as of December 31, 2021.

In October 2020, the Company recorded share-based compensation expense of $2.3 million related to the modification of certain stock option granted to its former Chief Financial Officer, Matthew Plunkett, under a Separation and Release Agreement that was executed on October 2, 2020 (the “Termination Date”). In addition, the Company recorded severance benefits expense of $0.3 million in October 2020 that was paid within the 6 months after the Termination Date.

Fair Value Disclosures

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2021	2020
Common stock fair value	$15.35 - $54.89	$4.29 - $61.47
Risk-free interest rate	0.6% - 1.4%	0.4% - 0.5%
Expected volatility	77.3% - 79.9%	74.8% - 81.4%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	—	—

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

12. Income Taxes

Due to the Company’s net losses for the years ended December 31, 2021 and 2020, and since the Company has a full valuation allowance against deferred tax assets, there was no tax provision or benefit for income taxes recorded in the years presented other than minimum amounts required for state tax purposes.

A reconciliation on income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020
Income tax benefit at statutory rates	$(18,076)	$(19,186)
State income tax, net of federal benefit	(1,005)	(3,929)
Permanent items	592	749
Research and development credits	(1,661)	(1,264)
Other	(515)	231
Change in valuation allowance	20,665	14,965
Change in fair value of derivative liabilities		8,434
Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$33,767	$17,674
Depreciation and amortization	268	265
Research and development credits	6,984	3,986
Share-based compensation	2,245	876
Accrued expenses	1,189	983
Lease liability	2,616	2,496
Other, net	34	15
Total deferred tax assets	47,103	26,295
Valuation allowance for deferred tax assets	(44,361)	(23,696)
Deferred tax assets, net of valuation allowance	2,742	2,599
Deferred tax liabilities:
Right-of-use asset	(2,471)	(2,382)
Depreciation and amortization	(271)	(217)
Net deferred tax assets	$—	$—

The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The valuation allowance increased by $20.7 million and $15.0 million as of December 31, 2021 and 2020, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are substantially offset by a valuation allowance at

December 31, 2021 and 2020. The $2.7 million net deferred tax asset is realizable as a result of utilizing the deferred tax liabilities associated with the Company’s leases as a source of income. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards of approximately $139.0 million and $65.4 million, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. Of the $139.0 million federal NOL carryforwards, $0.2 million and $3.0 will begin expiring in 2035 and 2036, respectively, if not utilized, while $135.8 million can be carried forward indefinitely. The state NOL carryforwards will begin expiring in 2036, if not utilized.

The Company also had federal and state research and development credit carry forwards of approximately $5.4 million and $3.6 million, respectively, at December 31, 2021. The federal credits will begin expiring in 2035 if not utilized. The California credits have no expiration date.

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

The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2021, its federal and state returns for the years ended 2015 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization. The balance of gross unrecognized tax benefits as of December 31, 2021 and 2020 was approximately $1.4 million and $0.8 million, respectively, all of which would affect the Company’s income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest and penalties for the years ended December 31, 2021 and 2020. The Company files income tax returns in the United States federal jurisdiction and the State of California and is not currently under examination by any taxing authority for any open tax year. Due to net operating loss carryforwards, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2021	2020
Balance at the beginning of the year	$777	$270
Increases (decreases) related to tax positions taken in prior years	(281)	14
Increases related to tax positions taken in current year	863	493
Balance at the end of the year	$1,359	$777

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Business Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a written code of business ethics that applies to our Chief Executive Officer and senior financial officers and a code of business conduct and ethics that applies to directors, executive officers, and employees. A current copy of each code is posted under “Corporate Governance” on our website at https://ir.nkartatx.com/. To the extent required by rules adopted by the Securities and Exchange Commission and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, on our website at www.nkartatx.com/.

The remaining information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020

3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-239301	4.1	7/2/2020

4.2	Amended and Restated Investors’ Rights Agreement, dated as of August 27, 2019, by and among the registrant and certain of its stockholders.	S-1	333-239301	4.2	6/19/2020

4.3	Description of Capital Stock	10-K	001-39370	4.3	3/25/2021

10.1#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-239301	10.1	7/2/2020

10.2(A)#	2015 Equity Incentive Plan.	S-1	333-239301	10.2	6/19/2020

10.2(B)#	Form of Stock Option Agreement for 2015 Equity Incentive Plan.	S-1	333-239301	10.3	6/19/2020

10.3(A)#	2020 Performance Incentive Plan.	S-1/A	333-239301	10.4	7/2/2020

10.3(B)#	Form of Director Option Agreement between Registrant and certain of its directors.	10-Q	001-39370	10.5	8/20/2020

10.3(C)#	Form of non-qualified Stock Option Agreement between Registrant and certain of its officers and employees.	10-Q	001-39370	10.6	8/20/2020

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	333-239301	10.5	7/2/2020

10.5#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 16, 2022.					X

10.6(A)#	Employment Offer Letter between the Registrant and Paul Hastings.	S-1	333-239301	10.6	6/19/2020

10.6(B)#	Employment Offer Letter between the Registrant and Dr. Kanya Rajangam.	S-1	333-239301	10.7	6/19/2020

10.6(C)#	Employment Offer Letter between the Registrant and Dr. Nadir Mahmood	10-Q	001-39370	10.2	5/13/2021

10.6(D)#	First Amendment to Employment Offer Letter between the Registrant and Dr. Nadir Mahmood	10-Q	001-39370	10.3	5/13/2021

10.6(E)#	Employment Offer Letter between the Registrant and Dr. Alicia Hager	10-Q	001-39370	10.4	5/13/2021

10.7#	Separation and Release Agreement between Nkarta, Inc. and Matthew Plunkett, dated October 2, 2020.	8-K	001-39370	10.1	10/05/2020

10.8#	Form of Severance Agreement	8-K	001-39370	10.1	01/13/2021

10.9	Exclusive License Agreement between the Registrant, National University of Singapore and St. Jude Research Hospital, Inc.	S-1	333-239301	10.9	6/19/2020

10.10(A)	Lease Agreement, dated May 29, 2018, by and between the Registrant and HCP Life Science REIT, Inc.	S-1	333-239301	10.10	6/19/2020

10.10(B)	First Amendment to Lease Agreement, dated April 24, 2019, by and between the Registrant and HCP Life Science REIT, Inc.	S-1	333-239301	10.11	6/19/2020

10.10(C)	Second Amendment to Lease Agreement, dated May 5, 2020, by and between the Registrant and HCP Life Science REIT, Inc.	S-1	333-239301	10.12	6/19/2020

10.10(D)	Third Amendment to Lease Agreement, dated January 14, 2021, by and between the Registrant and HCP Life Science REIT, Inc.	10-K	001-39370	10.10(D)	3/25/2021

10.10(E)	Fourth Amendment to Lease Agreement, dated October 19, 2021, by and between the Registrant and HCP Life Science REIT, Inc.	8-K	001-39370	10.1	10/22/2021

10.11(A)	Lease, dated July 9, 2021, by and between the Registrant and HCP BTC, LLC	8-K	001-39370	10.1	7/14/2021

10.11(B)	First Amendment to Lease, dated November 5, 2021, by and between the Registrant and HCP BTC, LLC	10-Q	001-39370	10.2	11/10/2021

10.12**	Research Collaboration Agreement, dated May 5, 2021, by and between the Registrant and CRISPR Therapeutics AG	10-Q	001-39370	10.1	8/12/2021

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

_________________

# Indicates management contract or compensatory plan

+ This certification is being furnished solely to accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

** Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company undertakes to provide to the Securities and Exchange Commission or its staff, if requested and on a supplemental basis, an unredacted copy of this exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nkarta, Inc.

Date: March 17, 2022	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hastings	Chief Executive Officer and Director	March 17, 2022
Paul J. Hastings	(Principal Executive Officer)

/s/ Nadir Mahmood	Chief Financial and Business Officer	March 17, 2022
Nadir Mahmood, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Tiba Aynechi	Director	March 17, 2022
Tiba Aynechi, Ph.D.

/s/ Fouad Azzam	Director	March 17, 2022
Fouad Azzam, Ph.D., MBA

/s/ Ali Behbahani	Director	March 17, 2022
Ali Behbahani, M.D., MBA

/s/ Michael Dybbs	Director	March 17, 2022
Michael Dybbs, Ph.D.

/s/ Simeon George	Director	March 17, 2022
Simeon George, M.D., MBA

/s/ Leone Patterson	Director	March 17, 2022
Leone Patterson, MBA

/s/ Zachary Scheiner	Director	March 17, 2022
Zachary Scheiner, Ph.D.

/s/ Laura Shawver	Director	March 17, 2022
Laura Shawver, Ph.D.