Form 10-Q
period 2022-03-31
Nkarta, Inc.
filed 2022-05-12
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 48,404,331 shares of common stock, par value $0.0001 per share, outstanding.

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
•
The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Interim, “topline” and preliminary data from our clinical trials may differ materially from the final data. Initial success in any clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$41,611	$60,816
Short-term investments, available-for-sale	175,346	177,272
Prepaid expenses and other current assets	6,261	7,692
Total current assets	223,218	245,780
Restricted cash	2,098	2,098
Property and equipment, net	14,053	12,856
Operating lease right-of-use assets	65,469	11,678
Other long-term assets	1,461	1,491
Total assets	$306,299	$273,903
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,016	$1,112
Operating lease liabilities, current portion	2,505	2,484
Accrued and other current liabilities	6,321	9,347
Total current liabilities	10,842	12,943
Operating lease liabilities, net of current portion	66,740	9,975
Other long-term liabilities	11	18
Total liabilities	77,593	22,936
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	459,392	455,210
Accumulated other comprehensive loss	(606)	(150)
Accumulated deficit	(230,083)	(204,096)
Total stockholders’ equity	228,706	250,967
Total liabilities and stockholders’ equity	$306,299	$273,903

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$19,568	$13,539
General and administrative	6,530	5,942
Total operating expenses	26,098	19,481
Loss from operations	(26,098)	(19,481)
Other income (expense), net:
Interest income	112	110
Other expense, net	(1)	(2)
Total other income (expense), net	111	108
Net loss	$(25,987)	$(19,373)
Comprehensive loss:
Net loss	$(25,987)	$(19,373)
Other comprehensive gain (loss)	(456)	31
Comprehensive loss	$(26,443)	$(19,342)
Net loss per share, basic and diluted	$(0.79)	$(0.59)
Weighted average shares used to compute net loss per share, basic and diluted	32,992,582	32,739,610

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	32,971,107	$3	$455,210	$(150)	$(204,096)	$250,967
Vesting of shares of common stock subject to repurchase	10,924	—	6	—	—	6
Issuance of common stock upon exercise of stock options	21,067	—	79	—	—	79
Share-based compensation expense	—	—	4,097	—	—	4,097
Unrealized loss on short-term investments	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(25,987)	(25,987)
Balance, March 31, 2022	33,003,098	$3	$459,392	$(606)	$(230,083)	$228,706

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	32,627,963	$3	$439,235	$3	$(118,021)	$321,220
Vesting of shares of common stock subject to repurchase	15,802	—	9	—	—	9
Issuance of common stock upon exercise of stock options	154,489	—	756	—	—	756
Share-based compensation expense	—	—	3,347	—	—	3,347
Unrealized gain on short-term investments	—	—	—	31	—	31
Net loss	—	—	—	—	(19,373)	(19,373)
Balance, March 31, 2021	32,798,254	$3	$443,347	$34	$(137,394)	$305,990

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(25,987)	$(19,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,097	3,347
Depreciation and amortization	610	301
Accretion and amortization of premiums and discounts on investments, net	727	758
Non-cash lease expense	1,380	137
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,460	825
Operating lease right-of-use assets	1,319	—
Operating lease liabilities	295	—
Accounts payable and accrued and other liabilities	(2,159)	(642)
Net cash used in operating activities	(18,258)	(14,647)
Cash flows from investing activities
Purchases of property and equipment	(1,770)	(1,033)
Purchases of short-term investments	(28,472)	(35,161)
Maturities of short-term investments	29,216	16,000
Net cash used in investing activities	(1,026)	(20,194)
Cash flows from financing activities
Proceeds from stock option exercises	79	756
Proceeds from early exercise of stock options	—	1
Net cash provided by financing activities	79	757
Net increase in cash and cash equivalents	(19,205)	(34,084)
Cash, cash equivalents, and restricted cash beginning of period	62,914	97,105
Cash, cash equivalents, and restricted cash end of period	$43,709	$63,021
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	41,611	$62,608
Restricted cash	2,098	413
Total cash, cash equivalents and restricted cash	$43,709	$63,021

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of March 31, 2022, the Company had an accumulated deficit of $230.1 million and cash, cash equivalents, restricted cash and short-term investments of $219.1 million.

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

On April 28, 2022, the Company issued and sold 15,333,334 shares of its common stock in an underwritten public offering for total net proceeds of approximately $215.5 million. See Note 11, Subsequent Events for additional information.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on March 17, 2022.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(25,987)	$(19,373)
Denominator:
Weighted average common shares outstanding	33,000,238	32,806,880
Less: weighted average unvested common stock issued upon early exercise of common stock options	(7,656)	(67,270)
Weighted average shares used to compute net loss per share, basic and diluted	32,992,582	32,739,610
Net loss per share, basic and diluted	$(0.79)	$(0.59)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2022	2021
Common stock options	5,070,367	4,185,431
Restricted stock units	229,418	4,185,431
Unvested common stock upon early exercise of common stock options	5,257	62,424
	5,305,042	8,433,286

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$35,047	$35,047	$—	$—
Short-term investments:
Corporate debt securities	$97,965	$—	$97,965	—
Commercial paper	21,287	—	21,287	—
U.S. Government securities	56,094	—	56,094	—
Total short-term investments	175,346	—	175,346	—
Total	$210,393	$35,047	$175,346	$—

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$57,018	$57,018	$—	$—
Short-term investments:
Corporate debt securities	$111,466	$—	$111,466	—
Commercial paper	21,272	—	21,272	—
U.S. Government securities	44,534	—	44,534	—
Total short-term investments	177,272	—	177,272	—
Total	$234,290	$57,018	$177,272	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $35.0 million and $57.0 million as of March 31, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $175.3 million and $177.3 million as of March 31, 2022 and December 31, 2021, respectively, were classified as Level 2 instruments and were included in short-term investments. Accrued interest receivable related to short-term investments was $1.0 million as of both March 31, 2022 and December 31, 2021 and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2022 and December 31, 2021 (in thousands):

		March 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$98,273	$(312)	$4	$97,965
Commercial paper	1 year or less	21,287	—	—	21,287
U.S. Government securities	1 year or less	56,392	(298)		56,094
Total		$175,952	$(610)	$4	$175,346

		December 31, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$111,548	$(89)	$7	$111,466
Commercial paper	1 year or less	21,272	—	—	21,272
U.S. Government securities	1 year or less	44,602	(68)	—	$44,534
Total		$177,422	$(157)	$7	$177,272

The Company has classified all of its available-for-sale investment securities as current assets on the condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2022 and December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2022 and that there were no impairments as of December 31, 2021. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$3,981	$4,538
Other current assets	2,280	3,154
Total prepaid expenses and other current assets	$6,261	$7,692

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$3,465	$3,462
Furniture and fixtures	543	544
Research equipment	10,567	9,633
Computers and software	130	130
Construction in progress	3,145	2,274
Total property and equipment	17,850	16,043
Less accumulated depreciation and amortization	(3,797)	(3,187)
Total property and equipment, net	$14,053	$12,856

Depreciation and amortization expense was $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$2,650	$5,453
Accrued research and development costs	2,949	2,280
Accrued property and equipment	115	96
Other accrued and current liabilities	607	1,518
Total accrued and other liabilities	$6,321	$9,347

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $2.6 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. The total cash paid for operating leases included in the operating cash flows was $0.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The weighted-average remaining lease term was 11.5 years for the corporate office, laboratory space leases, and additional facility as of March 31, 2022. The weighted-average discount rate was 8.8% as of March 31, 2022.

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

In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement which provides for lease of additional space in the same building. The lease for additional office and laboratory space provides for abatement of rent during the first two months of the lease and contains rent escalations during the term of the lease. The lease amendment of this additional space commenced in April 2022 and expires in January 2029. The Company expects to pay base rent of approximately $4.6 million over the lease term. The lease amendment also includes this additional space in the Company’s option to extend the amended Initial Lease Agreement for an additional seven-year term. The other terms of the Initial Lease Agreement, as amended, remain unchanged.

In July 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date (the “Additional Lease Agreement”). The lease for this additional space and the Company's obligation to pay rent commenced in January 2022. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term. In 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the landlord in connection with the Additional Lease Agreement.

In November 2021, the Company entered into an amendment to its corporate office, manufacturing and laboratory facilities lease. The lease amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease.

Maturities of operating lease liabilities under existing operating leases as of March 31, 2022 were as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining nine months)	$4,144
2023	9,278
2024	9,269
2025	9,533
2026	9,877
2027 and thereafter	73,553
Total undiscounted future minimum lease payments	115,654
Less imputed interest	(46,114)
Less tenant improvement receivable	(295)
Total operating lease liabilities	$69,245
Operating lease liabilities:
Current	2,505
Non-current	66,740
Total lease liability	$69,245

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.

Letters of Credit

As of March 31, 2022, the Company has $2.1 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date.

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the “CRISPR Agreement”) with CRISPR Therapeutics AG (“CRISPR”) to co-develop and co-commercialize an engineered CAR-NK product candidate targeting the CD70 tumor antigen and a second novel NK plus T cell (“NK+T”) product candidate. In addition, the Company has received licenses from CRISPR for two CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to three more CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR-NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the CD70 CAR-NK product candidate, NK+T product candidate, and the potential future CAR-NK program (collectively, “Collaboration Products”). For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. As of March 31, 2022, the Company had a $1.0 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of March 31, 2022, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

A total of 5,945,002 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2020 Plan. The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended March 31, 2022:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2021	4,204,686	$19.19	8.2
Granted	1,007,090	12.09
Exercised	(21,067)	3.74
Forfeited	(120,342)	23.45
Outstanding at March 31, 2022	5,070,367	$17.74	8.2
Exercisable at March 31, 2022	1,784,571	$15.17	7.5
Vested and expected to vest at March 31, 2022	5,070,367	$17.74	8.2

The weighted-average grant date fair value of stock option grants was $8.12 per share for the three months ended March 31, 2022.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the three months ended March 31, 2022:

	Number of shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	—	$—
Granted	240,888	12.14
Forfeited	(11,470)	12.14
Vested	—	—
Outstanding at March 31, 2022	229,418	$12.14

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 952,524 shares of the Company’s common stock is available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 5,257 shares and 16,181 shares, and the related liability recorded under other long-term liabilities in the condensed balance sheets was insignificant as of March 31, 2022 and December 31, 2021, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,855	$1,570
General and administrative	2,242	1,777
Total share-based compensation	$4,097	$3,347

The total unrecognized compensation cost related to unvested stock options was $38.9 million, which is expected to be recognized over a weighted-average remaining service period of 2.51 years as of March 31, 2022. The total unrecognized compensation cost related to unvested restricted stock awards was $2.6 million, which is expected to be recognized over a weighted-average remaining service period of 3.79 years as of March 31, 2022.

10. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2022 and 2021. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

11. Subsequent Events

On April 28, 2022, the Company issued and sold 15,333,334 shares of its common stock, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds to the Company from the offering were approximately $215.5 million, after deducting underwriting discounts and commissions and estimated offering expenses. The shares were issued pursuant to the Company’s Shelf Registration Statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), on March 17, 2022 for the fiscal year ended December 31, 2021, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those risks and uncertainties set forth in the sections titled “Risk Factors” of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above. Unless the context otherwise requires, the terms “Company,” “Nkarta, Inc.,” “we,” “us” or “our” refer to Nkarta, Inc. We do not have any subsidiaries.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered natural killer (“NK”) cell therapies to treat cancer. We currently have co-lead product candidates, NKX101, a CAR-NK product candidate targeting cells that display NKG2D ligands, and NKX019, a CAR-NK product candidate targeting CD19, in ongoing Phase 1 clinical trials. Both product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets, enhance cell fitness and tumor microenvironment evasion, and freeze, store and thaw our engineered NK cells for the treatment of cancer. Our product candidates are designed to be allogeneic and off-the-shelf, which means they are produced using cells from a different person than the patient treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells. Based on published data from clinical trials of certain NK cell therapies, we believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

Our modular NK cell engineering platform is designed to address the limitations and challenges of current technologies for engineering T cells and NK cells and is a result of our internal expertise and deep understanding of NK cell biology. Our platform includes proprietary technologies for NK cell expansion, persistence, targeting and cryopreservation. All of our product candidates incorporate each of the four components of our technology platform, which we believe provides the best opportunity for achieving clinically meaningful results in our development program.

NKX101 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. for the treatment of relapsed/refractory acute myeloid leukemia ("AML") and higher-risk myelodysplastic syndromes ("MDS").This ongoing first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101 when administered after lymphodepleting chemotherapy. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

NKX019 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. and Australia for the treatment of a variety of B-cell malignancies by targeting the CD19 antigen that is found on these types of cancerous cells and where CD19-targeted engineered NK cells, T cells and monoclonal antibodies have demonstrated clinical activity. This ongoing first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX019 when administered after lymphodepleting chemotherapy. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Under the Company’s research collaboration agreement with CRISPR Therapeutics AG ("CRISPR") entered into in May 2021 (as amended, the "CRISPR Agreement"), we are collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies, one of which is the engineered CAR-NK product candidate targeting the CD70 tumor antigen, and one (1) allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering (“IPO”) completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, our secondary offering completed in April 2022, and with proceeds from our previous collaboration. We incurred a net loss of $86.1 million and $91.4 million during the years ended December 31, 2021 and 2020, respectively, and $26.0 million and $19.4 million during the three months ended March 31, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $230.1 million. At March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $219.1 million.

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

On April 28, 2022, we issued and sold 15,333,334 shares of our common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds from the offering were approximately $215.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

The COVID-19 pandemic has affected and may continue to affect our business and operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct and enrollment of current and future clinical trials. We have taken certain precautionary measures to minimize exposure of our employees to the virus and to comply with directives from public health officials. This includes work from home policies for our employees as well as enhanced safety measures for our employees and other personnel working in our offices, labs and manufacturing facility. We have mandated vaccination for our employees working on site and have encouraged vaccination of our employees working remotely. Some of the third-party vendors that we use, including some of our contract manufacturing sites, and our contract research organizations (“CROs”), have experienced employee turnover/attrition, delays or other disruptions during this pandemic and the accompanying flexible work options and, in some instances, costs have increased. We have incorporated remote monitoring of clinical trial sites, where feasible, for our ongoing NKX101 Phase 1 trial in the U.S. and ongoing NKX019 Phase 1 trial with sites in both the U.S. and Australia. In addition, we have experienced some internal delays due to COVID-19, including some delays in construction of our GMP manufacturing facility and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials that we and our contract development and manufacturing organization (“CDMO”) partners use for research and current good manufacturing practice manufacturing, such as certain raw materials, cell culture media, disposable plastics, and equipment. Supply chain and operational disruptions due to COVID-19 have contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we have had minor delays in setting up clinical sites in our NKX019 clinical trial due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on the Company’s operations including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. Our clinical programs may also be impacted by delays at the FDA or other regulatory authorities due to COVID-19. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows. We currently do not believe the CARES Act will have a material impact on our financial condition, results of operations, or liquidity.

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
▪
the cost of consultants engaged in research and development related services;
▪
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

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Direct external development program expenses:
NKX101	$3,487	$2,008
NKX019	2,320	986
CD70	300	292
NK+T	11	—
Program 5	31	—
Partner cost sharing	(1,049)	—
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	8,726	6,928
Others	5,742	3,325
Total research and development costs	$19,568	$13,539

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$19,568	$13,539	$6,029
General and administrative	6,530	5,942	588
Total operating expenses	26,098	19,481	6,617
Loss from operations	(26,098)	(19,481)	(6,617)
Other income (expense), net:
Interest income	112	110	2
Other expense, net	(1)	(2)	1
Total other income (expense), net	111	108	3
Net loss	$(25,987)	$(19,373)	$(6,614)

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and development expenses. Research and development expenses were $19.6 million and $13.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $6.0 million was primarily due to an increase in personnel costs of $1.8 million, including an increase in share-based compensation expense of $0.3 million as a result of continued growth in headcount, an increase of $2.9 million in program costs primarily relating to NKX101 and NKX019 and $2.4 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, partially offset by $1.0 million in partner cost sharing reimbursable expenses from the CRISPR Agreement. The increase in program costs relating to NKX101 and NKX019 is primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $6.5 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $0.6 million was primarily due to an increase in personnel costs of $0.8 million, including an increase of $0.5 million in share-based compensation expense as a result of continued growth in headcount, and a $0.2 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense, partially offset by a $0.4 million decrease in legal expenses. We have incurred and expect to continue to incur additional expenses as a result of being a public company, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Interest income. Interest income was $0.1 million for both the three months ended March 31, 2022 and 2021. Interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $219.1 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

On August 12, 2021, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $500.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the SEC on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program under the Securities Act (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. As of March 31, 2022, no sales of our common stock had been made pursuant to the ATM Offering Program.

On April 28, 2022, we issued and sold 15,333,334 shares of our common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds from the offering were approximately $215.5 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy. Until such time as we can generate significant revenue from sales of our drug candidates, if ever, we may seek additional funding through the issuance of our common stock, including through our ATM Offering Program, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development and manufacturing activities. We may not be able to raise additional capital on terms acceptable to us, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of March 31, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(18,258)	$(14,647)
Net cash used in investing activities	(1,026)	(20,194)
Net cash provided by financing activities	79	757
Net decrease in cash and cash equivalents	$(19,205)	$(34,084)

Operating Activities

Net cash used in operating activities was $18.3 million and $14.6 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in operating activities for the three months ended March 31, 2022 was primarily due to our net loss of $26.0 million, adjusted for $7.7 million of net non-cash charges consisting primarily of share-based compensation of $4.1 million, depreciation and amortization of $0.6 million, investment accretion and amortization of $0.7 million, non-cash lease expense of $1.4 million and a $0.9 million net change in operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2021 was primarily due to our net loss of $19.4 million, adjusted for $4.5 million of net non-cash charges for share-based compensation of $3.3 million, depreciation and amortization of $0.3 million, investment accretion and amortization of $0.8 million, and a $0.2 million net change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $1.0 million and $20.2 million for the three months ended March 31, 2022 and 2021, respectively. The net cash used in investing activities for the three months ended March 31, 2022 was primarily due to purchases of short-term investments of $28.5 million and purchases of property and equipment of $1.8 million primarily related to the construction of our manufacturing facility, partially offset by proceeds from maturities of short-term investments of $29.2 million. The net cash used in investing activities for the three months ended March 31, 2021 was primarily due to purchases of short-term investments of $35.2 million, partially offset by proceeds from maturities of short-term investments of $16.0 million and purchases of property and equipment of $1.0 million primarily related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, primarily due to proceeds from the exercise of stock options. Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2021, primarily due to proceeds from the exercise of stock options.

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
▪
the costs and timing of manufacturing for our product candidates, including commercial manufacturing and the costs associated with building our manufacturing facilities;
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

Material Cash Requirements

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

In July 2021, we entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease's commencement date (the “Additional Lease Agreement”). The lease for this additional space commenced in January 2022. The Additional Lease Agreement also provides for certain tenant improvement allowances for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, a portion of which, if utilized, would need to be repaid by us over the lease term.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical studies and clinical trial accruals, the incremental borrowing rate used in determining the lease liability and right-of-use asset for the Additional Lease Agreement, and share-based compensation. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2022 and December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Third party requests for ex parte reexamination of U.S. Patent Nos. 10,774,309 and 10,829,737, which relate to our NKX101 product candidate, were recently filed. Also, two ex parte reexamination of U.S. Patent No. 9,511,092, which does not relate to any of our current product candidates, are pending. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 17, 2022, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $26.0 million, $86.1 million and $91.4 million for the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit was $230.1 million as of March 31, 2022. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our IPO completed in July 2020 and proceeds from our underwritten public offering of our common stock completed in April 2022 (the “Secondary Offering”). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of March 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $219.1 million. Our research and development expenses increased from $36.2 million for the year ended December 31, 2020 to $63.4 million for the year ended December 31, 2021 and increased from $5.9 million for the three months ended March 31, 2021 to $6.5 million for the three months ended March 31, 2022.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our IPO and Secondary Offering, a combination of equity offerings and debt financings, including pursuant to our ATM Offering Program (as defined below), and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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
•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines, including the review of Investigational New Drug applications (“IND”) or other regulatory submissions for our product candidates;
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

Our success depends on our ability to utilize our chimeric antigen receptor-natural killer cell ("CAR-NK") technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Phase 1 clinical trials to evaluate our first two CAR NK product candidates in humans is ongoing. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR-NK engineering technology.

Utilizing CAR-NK cells represents a novel approach to the treatment of cancer, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on utilizing CAR-NK cells as an immuno-oncology therapy. To date, the FDA has approved only a few cell-based therapies for commercialization and no natural killer (“NK”)-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR-NK platform product candidates are novel, and cell-based therapies are relatively new, regulatory agencies may lack precedents for evaluating product candidates like our CAR-NK product candidates. This novelty may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR-NK platform product candidates. Additionally, advancing novel immuno-oncology therapies creates significant challenges for us, including:

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

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen (“HLA”), types matched between donor and recipient. Our ongoing NKX101 Phase 1 clinical trial evaluated product manufactured from patient specific haplo-related donors and completely unrelated donors (used off the shelf). Based on preliminary clinical results, we have moved forward into expansion cohorts and further development of NKX101 using off the shelf product only. There is a risk that the early clinical results may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX101, NKX019, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish a bank of engineered CAR-NK cells for each of our product candidates where dozens of different donors will be required to achieve coverage of a large fraction of the addressable patient population.

Furthermore, the killer immunoglobulin-like receptor (“KIR”), is found on the surface of NK cells and recognizes certain HLA types. If there is a match between KIR and the HLA type, KIR acts as a natural inhibitor of NK activity, thereby serving to prevent immune reactions against an individual’s own cells. In both NKX101 and NKX019 Phase 1 clinical trials, product is administered regardless of specific KIR phenotype. As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials. We also continue to analyze for donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our products in the clinic.

In addition, tumors are sometimes able to evade detection by naturally occurring NK cells by shedding the NKG2D ligands found on malignant cells. While NKX101 has been engineered to resist this shedding mechanism, there can be no guarantee that tumor cells will not retain or regain the ability to shed NKG2D ligand completely despite the presence of NKX101, which would give such tumors a degree of resistance against NKX101. If we discover that tumors develop a resistance to NKX101 as a result of such NKG2D ligand shedding, we will need to reengineer NKX101 to counteract this effect, or we may need to change or abandon our development efforts for NKX101.

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

As regulatory expectations regarding the gene editing of cellular therapies continue to evolve with data emerging on chromosomal abnormalities from CAR-T therapies or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR-NK product candidate targeting the CD70 tumor antigen ("CD70 CAR-NK") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") programs on which we are collaborating with CRISPR, may be delayed or we may be forced to incur additional costs for those programs. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which could slow development of our gene-edited product candidates and increase expenses.

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

NKX101 is in an early-stage clinical trial and is subject to the risks inherent in drug development. In April 2022, we announced preliminary data from our Phase 1 clinical trial of NKX101 for the treatment of relapsed/refractory acute myeloid leukemia (“AML”) or higher risk myelodysplastic syndromes (“MDS”). If the ongoing Phase 1 or our later clinical trials of NKX101 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, because NKX101 and NKX019 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX101 or NKX019 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We also plan to develop NKX101 for additional indications, including solid tumor indications, if we are able to obtain clinical proof-of-concept from our NKX101 Phase 1 trials for blood cancers including AML and MDS. We may not be able to advance any of these indications through the development process. Even if we receive regulatory approval to market NKX101 for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX101 for these additional indications, our commercial opportunity will be limited.

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

In April 2022, we announced preliminary data from the multi-center Phase 1 clinical trial of NKX019 for the treatment of B-cell malignancies. Due to the availability of multiple commercially available agents that target CD19, we may have difficulty enrolling subjects into trials with NKX019 who have not previously been exposed to a CD19 directed agent. This could impact the ability to obtain data about NKX019 activity and slow enrollment. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Interim, “topline” and preliminary data from our clinical trials may differ materially from the final data. Initial success in any clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.*

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. For example, preclinical models as applied to cell therapy in oncology do not adequately represent the clinical setting, and thus cannot predict clinical activity nor all potential risks, and may not provide adequate guidance as to appropriate dose or administration regimen of a given therapy.

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report, including the preliminary Phase 1 clinical data for NKX101 and NKX019 reported in April 2022, may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available and negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

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

While our preliminary data from NKX101 and NKX019 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience cytokine release syndrome ("CRS"), neurotoxicity, graft-versus-host disease ("GVHD"), or other serious adverse events. Severe adverse events associated with our product candidates NKX101 or NKX019 or lymphodepleting chemotherapy may also develop. NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the landscape of ligand expression is currently not fully understood. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity. Such adverse events may cause delays in completion of our clinical programs. If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

We may seek special designations by the regulatory authorities to expedite regulatory approvals, but may not be successful in receiving such designations, and even if received, they may not benefit the development and regulatory approval process.

We may seek various expedited programs available through regulatory authority such as Regenerative Medicine Advanced Therapy ("RMAT") designation, Breakthrough Therapy designation, Fast Track designation, or PRIority MEdicine ("PRIME"), from regulatory authorities, for any product candidate that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency ("EMA"), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as contract research organizations (“CROs”) to conduct or otherwise support clinical trials for our product candidates. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

In May 2021, we entered into a Research Collaboration Agreement (as amended, the “CRISPR Agreement”) with CRISPR to establish research plans for the purpose of collaboratively designing and advancing allogeneic, gene-edited NK cell therapies and an allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. See Item 1, Business for additional information. If CRISPR, or any potential future collaboration partner, does not perform in the manner that we expect or fulfill their responsibilities in a timely manner or at all, the research, clinical development, regulatory approval and commercialization efforts related to the product candidates that are the subject of the collaboration with CRISPR, or that potential future collaboration partner, could be delayed or terminated.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2022, we had 135 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of March 31, 2022, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and CD70 CAR-NK patent families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2043. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and the product candidate from our CD70 CAR-NK program. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Third party requests for ex parte reexamination of U.S. Patent Nos. 10,774,309 and 10,829,737, which relate to our NKX101 product candidate, were recently filed. Also, two ex parte reexamination of U.S. Patent No. 9,511,092, which does not relate to any of our current product candidates, are pending. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of May 9, 2022, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 42% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of May 9, 2022, we had 48,404,331 shares of common stock outstanding.

Holders of an aggregate of 13,200,076 shares of common stock, including with respect to shares of our convertible preferred stock that converted into shares of our common stock upon the completion of the IPO, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act, or until the rights terminate pursuant to the terms of the stockholders agreement between us and such holders. We have also registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on registration statements on Form S-8, and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status both as an emerging growth company and a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of March 31, 2022, we estimate that we have used $50.8 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Amendment No. 1 to the Research Collaboration Agreement, dated May 4, 2022, by and between Nkarta, Inc. and CRISPR Therapeutics AG.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: May 12, 2022	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)