Form 10-Q
period 2022-06-30
Nkarta, Inc.
filed 2022-08-11
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 48,656,798 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission.

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

•
If our license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. is terminated, we could lose our rights to key components enabling our NK cell engineering platform.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$131,646	$60,816
Short-term investments, available-for-sale	281,305	177,272
Prepaid expenses and other current assets	4,428	7,692
Total current assets	417,379	245,780
Restricted cash	2,098	2,098
Property and equipment, net	16,939	12,856
Operating lease right-of-use assets	66,030	11,678
Other long-term assets	1,195	1,491
Total assets	$503,641	$273,903
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,968	$1,112
Operating lease liabilities, current portion	3,071	2,484
Accrued and other current liabilities	7,145	9,347
Total current liabilities	13,184	12,943
Operating lease liabilities, net of current portion	69,408	9,975
Other long-term liabilities	8	18
Total liabilities	82,600	22,936
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	5	3
Additional paid-in capital	678,973	455,210
Accumulated other comprehensive loss	(931)	(150)
Accumulated deficit	(257,006)	(204,096)
Total stockholders’ equity	421,041	250,967
Total liabilities and stockholders’ equity	$503,641	$273,903

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,049	$15,957	$40,617	$29,496
General and administrative	6,563	5,677	13,093	11,618
Total operating expenses	27,612	21,634	53,710	41,114
Loss from operations	(27,612)	(21,634)	(53,710)	(41,114)
Other income (expense), net:
Interest income	686	104	798	214
Other income (expense), net	3	(5)	2	(8)
Total other income (expense), net	689	99	800	206
Net loss	$(26,923)	$(21,535)	$(52,910)	$(40,908)
Comprehensive loss:
Net loss	$(26,923)	$(21,535)	$(52,910)	$(40,908)
Other comprehensive gain (loss)	(325)	(28)	(781)	3
Comprehensive loss	$(27,248)	$(21,563)	$(53,691)	$(40,905)
Net loss per share, basic and diluted	$(0.61)	$(0.66)	$(1.38)	$(1.25)
Weighted average shares used to compute net loss per share, basic and diluted	43,841,392	32,827,365	38,446,956	32,783,730

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	32,971,107	$3	$455,210	$(150)	$(204,096)	$250,967
Vesting of shares of common stock subject to repurchase	10,924	—	6	—	—	6
Issuance of common stock upon exercise of stock options	21,067	—	79	—	—	79
Share-based compensation expense	—	—	4,097	—	—	4,097
Unrealized loss on short-term investments	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(25,987)	(25,987)
Balance, March 31, 2022	33,003,098	$3	$459,392	$(606)	$(230,083)	$228,706
Vesting of shares of common stock subject to repurchase	2,387	—	3	—	—	3
Issuance of common stock upon exercise of stock option	88,383	—	334	—	—	334
Issuance of common stock upon secondary offering, net of issuance costs	15,333,334	2	215,332	—	—	215,334
Share-based compensation expense	—	—	3,912	—	—	3,912
Unrealized loss on short-term investments	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	(26,923)	(26,923)
Balance, June 30, 2022	48,427,202	$5	$678,973	$(931)	$(257,006)	$421,041

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	32,627,963	$3	$439,235	$3	$(118,021)	$321,220
Vesting of shares of common stock subject to repurchase	15,802	—	9	—	—	9
Issuance of common stock upon exercise of stock options	154,489	—	756	—	—	756
Share-based compensation expense	—	—	3,347	—	—	3,347
Unrealized gain on short-term investments	—	—	—	31	—	31
Net loss	—	—	—	—	(19,373)	(19,373)
Balance, March 31, 2021	32,798,254	$3	$443,347	$34	$(137,394)	$305,990
Vesting of shares of common stock subject to repurchase	15,575	—	9	—	—	9
Issuance of common stock upon exercise of stock option, net of repurchase	39,032	—	256	—	—	256
Share-based compensation expense	—	—	3,690	—	—	3,690
Unrealized loss on short-term investments	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(21,535)	(21,535)
Balance, June 30, 2021	32,852,861	$3	$447,302	$6	$(158,929)	$288,382

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,910)	$(40,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,009	7,037
Depreciation and amortization	1,243	667
Accretion and amortization of premiums and discounts on investments, net	1,110	1,576
Non-cash lease expense	2,019	231
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,282	(987)
Operating lease right-of-use assets	2,923	—
Operating lease liabilities	726	—
Accounts payable and accrued and other liabilities	(1,274)	285
Net cash used in operating activities	(34,872)	(32,099)
Cash flows from investing activities:
Purchases of property and equipment	(4,399)	(2,411)
Purchases of short-term investments	(175,011)	(86,234)
Maturities of short-term investments	69,088	47,500
Net cash used in investing activities	(110,322)	(41,145)
Cash flows from financing activities:
Proceeds from stock option exercises	413	1,012
Proceeds from secondary offering, net of issuance costs	215,611	—
Net cash provided by financing activities	216,024	1,012
Net increase (decrease) in cash and cash equivalents	70,830	(72,232)
Cash, cash equivalents, and restricted cash beginning of period	62,914	97,105
Cash, cash equivalents, and restricted cash end of period	$133,744	$24,873
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	131,646	$24,421
Restricted cash	2,098	452
Total cash, cash equivalents and restricted cash	$133,744	$24,873
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property and equipment	$926	$255

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. (“Nkarta” or the “Company”) was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer (“NK”) cells to treat cancer. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, and improve persistence for sustained activity in the body for the treatment of cancer. Nkarta’s goal is to develop off-the-shelf NK cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of June 30, 2022, the Company had an accumulated deficit of $257.0 million and cash, cash equivalents, restricted cash and short-term investments of $415.0 million.

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

On April 28, 2022, the Company issued and sold 15,333,334 shares of its common stock, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds to the Company from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses. The shares were issued pursuant to the Company’s Registration Statement on Form S-3.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the Securities and Exchange Commission on March 17, 2022.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may affect the Company’s business and operations in the future. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2021 or the six months ended June 30, 2022. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(26,923)	$(21,535)	$(52,910)	$(40,908)
Denominator:
Weighted average common shares outstanding	43,844,869	32,879,406	38,452,511	32,843,343
Less: weighted average unvested common stock issued upon early exercise of common stock options	(3,477)	(52,041)	(5,555)	(59,613)
Weighted average shares used to compute net loss per share, basic and diluted	43,841,392	32,827,365	38,446,956	32,783,730
Net loss per share, basic and diluted	$(0.61)	$(0.66)	$(1.38)	$(1.25)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2022	2021
Common stock options	5,257,754	4,293,442
Restricted stock units	320,278	—
Unvested common stock upon early exercise of common stock options	2,475	46,849
	5,580,507	4,340,291

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$125,653	$125,653	$—	$—
Commercial paper	4,993	—	4,993	—
Total cash equivalents	$130,646	$125,653	$4,993	$—
Short-term investments:
Corporate debt securities	$112,634	$—	$112,634	—
Commercial paper	64,153	—	64,153	—
U.S. Government securities	104,518	—	104,518	—
Total short-term investments	281,305	—	281,305	—
Total	$411,951	$125,653	$286,298	$—

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$57,018	$57,018	$—	$—
Short-term investments:
Corporate debt securities	$111,466	$—	$111,466	—
Commercial paper	21,272	—	21,272	—
U.S. Government securities	44,534	—	44,534	—
Total short-term investments	177,272	—	177,272	—
Total	$234,290	$57,018	$177,272	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $125.7 million and $57.0 million as of June 30, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $286.3 million and $177.3 million as of June 30, 2022 and December 31, 2021, respectively, were classified as Level 2 instruments. As of June 30, 2022, marketable securities of $5.0 million and $281.3 million were included in cash and cash equivalents and short-term investments, respectively. As of December 31, 2021, marketable securities of $177.3 million were included in short-term investments. Accrued interest receivable related to short-term investments was $1.0 million as of both June 30, 2022 and December 31, 2021 and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2022 and December 31, 2021 (in thousands):

		June 30, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$113,037	$(407)	$4	$112,634
Commercial paper	1 year or less	69,146	—	—	69,146
U.S. Government securities	1 year or less	105,046	(528)	—	104,518
Total		$287,229	$(935)	$4	$286,298

		December 31, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$111,548	$(89)	$7	$111,466
Commercial paper	1 year or less	21,272	—	—	21,272
U.S. Government securities	1 year or less	44,602	(68)	—	$44,534
Total		$177,422	$(157)	$7	$177,272

The Company has classified all of its available-for-sale investment securities as current assets on the condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2022 and December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2022 and December 31, 2021. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$2,343	$4,538
Other current assets	2,085	3,154
Total prepaid expenses and other current assets	$4,428	$7,692

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$3,491	$3,462
Furniture and fixtures	543	544
Research equipment	11,466	9,633
Computers and software	130	130
Construction in progress	5,739	2,274
Total property and equipment	21,369	16,043
Less accumulated depreciation and amortization	(4,430)	(3,187)
Total property and equipment, net	$16,939	$12,856

Depreciation and amortization expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$3,737	$5,453
Accrued research and development costs	2,510	2,280
Accrued property and equipment	177	96
Other accrued and current liabilities	721	1,518
Total accrued and other liabilities	$7,145	$9,347

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $2.8 million and $5.4 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.2 million for the three and six months ended June 30, 2021, respectively. The total cash paid for operating leases included in the operating cash flows was $1.9 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. The weighted-average remaining lease term was 11.0 years for the corporate office, laboratory space leases, and additional facility as of June 30, 2022. The weighted-average discount rate was 8.9% as of June 30, 2022.

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

In May 2020, the Company signed a second amendment to the Initial Lease Agreement. The amended lease provides for an eight-year non-cancelable lease of additional office and laboratory space in the same building. The lease amendment for additional office and laboratory space contains rent escalations during the term of the lease. The lease for this additional space commenced in January 2021 and expires in January 2029. The lease amendment also includes an extension of the lease term for the existing office and laboratory space beginning on May 1, 2020 and expiring in January 2029. The amendment to the Initial Lease Agreement also includes an option to extend the lease for an additional seven-year term.

In January 2021, the Company signed a third amendment to the Initial Lease Agreement which provides for lease of additional space in the same building. The lease amendment for this additional space commenced in April 2021 and expires in March 2024.

In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement which provides for lease of additional space in the same building. The lease for additional office and laboratory space contains rent escalations during the term of the lease. The lease amendment of this additional space commenced in April 2022 and expires in January 2029. The Company expects to pay base rent of approximately $4.6 million over the lease term. The lease amendment also includes this additional space in the Company’s option to extend the amended Initial Lease Agreement for an additional seven-year term. The other terms of the Initial Lease Agreement, as amended, remain unchanged.

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

In November 2021, the Company entered into an amendment to the Additional Lease Agreement. The lease amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease.

Maturities of operating lease liabilities under existing operating leases as of June 30, 2022 were as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining six months)	$3,238
2023	9,899
2024	9,912
2025	10,199
2026	10,566
2027 and thereafter	75,067
Total undiscounted future minimum lease payments	118,881
Less imputed interest	(45,676)
Less tenant improvement receivable	(726)
Total operating lease liabilities	$72,479
Operating lease liabilities:
Current	3,071
Non-current	69,408
Total lease liability	$72,479

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.

Letters of Credit

As of June 30, 2022, the Company had $2.1 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date.

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

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the CD70 CAR-NK product candidate, NK+T product candidate, and the potential future CAR-NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. As of June 30, 2022, the Company had a $0.7 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of June 30, 2022, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the six months ended June 30, 2022:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2021	4,204,686	$19.19	8.2
Granted	1,642,598	12.51
Exercised	(109,450)	3.76
Forfeited	(480,080)	20.47
Outstanding at June 30, 2022	5,257,754	$17.31	8.0
Exercisable at June 30, 2022	2,078,037	$16.32	6.8
Vested and expected to vest at June 30, 2022	5,257,754	$17.31	8.0

The weighted-average grant date fair value of stock option grants was $8.49 per share for the six months ended June 30, 2022.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the six months ended June 30, 2022:

	Number of shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	—	$—
Granted	356,908	12.18
Forfeited	(36,630)	12.14
Vested	—	—
Outstanding at June 30, 2022	320,278	$12.18

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 952,524 shares of the Company’s common stock is available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP was available for issuance purposes.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 2,475 shares and 16,181 shares, and the related liability recorded under other long-term liabilities in the condensed balance sheets was insignificant as of June 30, 2022 and December 31, 2021, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,602	$1,744	$3,457	$3,314
General and administrative	2,310	1,946	4,552	3,723
Total share-based compensation	$3,912	$3,690	$8,009	$7,037

The total unrecognized compensation cost related to unvested stock options was $44.5 million, which is expected to be recognized over a weighted-average remaining service period of 2.60 years as of June 30, 2022. The total unrecognized compensation cost related to unvested restricted stock units was $3.9 million, which is expected to be recognized over a weighted-average remaining service period of 3.69 years as of June 30, 2022.

10. Income Taxes

There was no provision for income taxes recorded during the three and six months ended June 30, 2022 and 2021. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

11. Subsequent Events

In August 2022, the Company signed amendment lease agreements for its future cell therapy manufacturing facility and company headquarters and for its existing facilities in South San Francisco, California. The amendments provide for approximately $15.0 million of additional tenant improvement allowances, in addition to the tenant improvement allowances of $25.2 million included in the original lease agreement. Additionally, the amendments increase the rent and term of the lease for some of the Company's existing facilities. As a result of the amendments, the Company expects the lease liability and corresponding right-of-use-asset to increase based on the present value of the remaining minimum rental payments using discount rates as of the effective date of the amendments. At this time, the amount of the increase to the lease liability and corresponding right-of-use-asset has not been determined but will be reflected in the condensed balance sheet as of September 30, 2022.

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

NKX101 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. for the treatment of relapsed/refractory acute myeloid leukemia ("AML") and higher-risk myelodysplastic syndromes ("MDS"). This ongoing first-in-human study evaluates the safety, pharmacokinetics, and preliminary anti-tumor activity of NKX101 when administered after lymphodepleting chemotherapy. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

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

Under the Company’s research collaboration agreement with CRISPR Therapeutics AG ("CRISPR") entered into in May 2021 (as amended, the "CRISPR Agreement"), we are collaboratively designing and advancing up to two allogeneic, gene-edited NK cell therapies, one of which is the engineered CAR-NK product candidate targeting the CD70 tumor antigen, and one allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering (“IPO”) completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, the secondary offering of our common stock completed in April 2022, and with proceeds from our previous collaboration. We incurred a net loss of $86.1 million and $91.4 million during the years ended December 31, 2021 and 2020, respectively, and $52.9 million and $40.9 million during the six months ended June 30, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $257.0 million. At June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $415.0 million.

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

On April 28, 2022, we issued and sold 15,333,334 shares of our common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses.

Update on COVID-19 and Macroeconomic Conditions

Our operations have been and may in the future be impacted by the COVID-19 pandemic, as well as by global and national economic and market conditions generally.

The COVID-19 pandemic has caused and may in the future cause disruptions in the conduct and enrollment of current and future clinical trials due to, among other things, bed shortages and staffing challenges at our treating hospitals. Hospitals may experience staffing challenges as a result of employee turnover and attrition, the current labor shortage, and/or personnel being pulled off clinical trials to care for patients with COVID-19. In addition, the COVID-19 pandemic has resulted in a significant increase in FDA workload, as well as the need to reprioritize the projects under review. As a result, we may experience delays in FDA timelines along the course of the regulatory process.

The continuing disruptions in the global supply chain have also resulted in limited disruptions in the supply of our product candidates, as well as global supply shortages of certain materials that we and our contract development and manufacturing organization (“CDMO”) partners use for research and current good manufacturing practice manufacturing, such as certain raw materials, cell culture media, disposable plastics, and equipment. To the extent there is a subsequent outbreak of COVID-19, or if it begins to significantly impact essential distribution systems or our third-party manufacturers, contractors or suppliers, we may experience further disruptions in our supply chain and operations with associated delays in the manufacturing and supply of our product candidates.

In addition, we could in the future experience delays in the construction of our commercial-scale GMP manufacturing facility and future headquarters due to the COVID-19 pandemic and current macroeconomic conditions. We have seen significant inflation in construction costs in the last 6 months, which has negatively affected the costs of constructing our new facility. In addition, global supply chain disruptions, including procurement delays and long lead times on certain materials, could adversely impact the scheduled completion and/or costs of constructing our new facility.

We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of the COVID-19 pandemic, inflation, labor shortages, and supply chain matters on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our CROs, CDMOs, and clinical trial sites, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX101	$4,771	$3,066	$8,258	$5,074
NKX019	2,912	1,489	5,232	2,474
CD70	131	9	431	364
NK+T	64	352	75	352
Program 5	25	—	56	—
Partner cost sharing	(726)	—	(1,775)	—
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	7,906	6,973	16,632	13,901
Others	5,966	4,068	11,708	7,331
Total research and development costs	$21,049	$15,957	$40,617	$29,496

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$21,049	$15,957	$5,092	$40,617	$29,496	$11,121
General and administrative	6,563	5,677	886	13,093	11,618	1,475
Total operating expenses	27,612	21,634	5,978	53,710	41,114	12,596
Loss from operations	(27,612)	(21,634)	(5,978)	(53,710)	(41,114)	(12,596)
Other income (expense), net:
Interest income	686	104	582	798	214	584
Other income (expense), net	3	(5)	8	2	(8)	10
Total other income (expense), net	689	99	590	800	206	594
Net loss	$(26,923)	$(21,535)	$(5,388)	$(52,910)	$(40,908)	$(12,002)

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Research and development expenses. Research and development expenses were $21.0 million and $16.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $5.1 million was primarily due to an increase in personnel costs of $0.9 million as a result of continued growth in headcount, an increase of $3.1 million in program costs primarily relating to NKX101 and NKX019 and $1.9 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, partially offset by $0.7 million in partner cost sharing reimbursable expenses from the CRISPR Agreement.

Research and development expenses were $40.6 million and $29.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $11.1 million was primarily due to an increase in personnel costs of $2.7 million as a result of continued growth in headcount, an increase of $5.9 million in program costs primarily relating to NKX101 and NKX019 and $4.4 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, partially offset by $1.8 million in partner cost sharing reimbursable expenses from the CRISPR Agreement.

The increase in program costs relating to NKX101 and NKX019, in both the three and six months ended June 30, 2022, is primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $6.6 million and $5.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $0.9 million was primarily due to an increase in personnel costs of $0.8 million, including an increase of $0.4 million in share-based compensation expense as a result of continued growth in headcount, and a $0.4 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense, partially offset by a $0.3 million decrease in legal expenses.

General and administrative expenses were $13.1 million and $11.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $1.5 million was primarily due to an increase in personnel costs of $1.5 million, including an increase of $0.8 million in share-based compensation expense as a result of continued growth in headcount, and a $0.7 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense, partially offset by a $0.7 million decrease in legal expenses.

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

Interest income. Interest income was $0.7 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Interest income was $0.8 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $415.0 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

On August 12, 2021, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $500.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the SEC on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program under the Securities Act (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. As of June 30, 2022, no sales of our common stock had been made pursuant to the ATM Offering Program.

On April 28, 2022, we issued and sold 15,333,334 shares of our common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses.

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

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of June 30, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(34,872)	$(32,099)
Net cash used in investing activities	(110,322)	(41,145)
Net cash provided by financing activities	216,024	1,012
Net increase (decrease) in cash and cash equivalents	$70,830	$(72,232)

Operating Activities

Net cash used in operating activities was $34.9 million and $32.0 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $52.9 million, adjusted for $12.4 million of net non-cash charges consisting primarily of share-based compensation of $8.0 million, depreciation and amortization of $1.2 million, investment accretion and amortization of $1.1 million, non-cash lease expense of $2.0 million and a $5.7 million net change in operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $40.9 million, adjusted for $9.5 million of net non-cash charges consisting primarily of share-based compensation of $7.0 million, depreciation and amortization of $0.7 million, and investment accretion and amortization of $1.6 million, and a $0.7 million net change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $110.3 million and $41.1 million for the six months ended June 30, 2022 and 2021, respectively. The net cash used in investing activities for the six months ended June 30, 2022 was primarily due to purchases of short-term investments of $175.0 million and purchases of property and equipment of $4.4 million primarily related to the construction of our manufacturing facility, partially offset by proceeds from maturities of short-term investments of $69.1 million. The net cash used in investing activities for the six months ended June 30, 2021 was primarily due to purchases of short-term investments of $86.2 million, partially offset by proceeds from maturities of short-term investments of $47.5 million and purchases of property and equipment of $2.4 million primarily related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $216.0 million for the six months ended June 30, 2022, primarily due to the proceeds of $215.6 million from our secondary offering, net of issuance costs, and proceeds of $0.4 million from the exercise of stock options. Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2021, primarily due to proceeds from the exercise of stock options.

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

In August 2022, we entered into amendments to the Initial Lease Agreement and the Additional Lease Agreement. See Item 5 of this Quarterly Report on Form 10-Q for additional information.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2022 and December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk.

Inflation generally affects us by increasing labor, construction, and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Ex parte reexaminations of U.S. Patent Nos. 10,774,309 and 10,829,737, which relate to our NKX101 product candidate, are pending. One ex parte reexamination of U.S. Patent No. 9,511,092 (the “092 Patent”), which does not relate to any of our current product candidates, was concluded, resulting in cancellation of certain claims, while another ex parte reexamination of the 092 Patent is pending. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 17, 2022 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and filed with the SEC on May 12, 2022, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $52.9 million, $86.1 million and $91.4 million for the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit was $257.0 million as of June 30, 2022. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our IPO completed in July 2020 and proceeds from our underwritten public offering of our common stock completed in April 2022 (the “Secondary Offering”). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of June 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $415.0 million. Our research and development expenses increased from $36.2 million for the year ended December 31, 2020 to $63.4 million for the year ended December 31, 2021 and increased from $29.5 million for the six months ended June 30, 2021 to $40.6 million for the six months ended June 30, 2022.

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

The COVID-19 pandemic has disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The coronavirus pandemic continues to evolve, and multiple variants of the virus that causes COVID-19 are circulating globally, including the Omicron variants. To date the pandemic has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures to mitigate the impact of the pandemic. We continue to monitor these changes and update our operations as necessary to comply with any state, county or local health orders.

Some of our contract research organizations ("CROs") have experienced employee turnover/attrition, delays, or disruptions during the pandemic. Some of our clinical trial sites have had to temporarily restrict enrollment into clinical protocols in order to prioritize hospital beds for COVID-19 patients, or because of loss of trial personnel to support research activities (mitigated by having the trial opened in multiple clinical sites simultaneously). In addition, we experienced and could in the future experience some delays in construction of our cGMP manufacturing facilities and in our internal research efforts. COVID-19 has also caused global supply shortages of certain materials, such as certain raw materials, cell culture media, disposable plastics, and equipment, that we and our contract development and manufacturing organizations ("CDMOs") use for research and GMP manufacturing. If we are not able to obtain sufficient quantities of cell culture media for our purposes due to the shortage, we may need to reduce the number of manufacturing runs we have planned. Supply chain and operational disruptions due to COVID-19 have contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we have had minor delays in setting up clinical sites in our NKX019 clinical trial due to COVID-19 restrictions due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any additional waves of the pandemic on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our collaboration partners, CROs, CDMOs, and clinical trial sites with respect to COVID-19 related shutdowns, restrictions on travel, and restrictions on hospital visits for clinical trial participants or clinical research staff. Although most COVID-19 restrictions have been lifted in the State of California and the County of San Mateo, restrictions similar to those previously imposed or new restrictions could be imposed again later.

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

We have concentrated our research and development efforts on utilizing CAR-NK cells as an immuno-oncology therapy. To date, the FDA has approved only a few cell-based therapies for commercialization and no natural killer (“NK”)-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR-NK platform product candidates are novel, and cell-based therapies are relatively new, regulatory agencies may lack precedents for evaluating product candidates like our CAR-NK product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR-NK platform product candidates.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2022, we had 127 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Although we are manufacturing NKX019 in our own internal manufacturing facility for the NKX019 Phase 1 clinical trial, and plan to manufacture other product candidates in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our early-stage clinical trials has been completed, we do not yet have a cGMP facility for the commercial-scale manufacture of our product candidates. We have only recently begun building a commercial-scale cGMP manufacturing facility. Building a commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as the COVID-19 pandemic and COVID-19-related restrictions could impact our ability to properly staff production of our product candidates. We have experienced and may in the future experience delays in the construction of our cGMP manufacturing facilities due to the COVID-19 pandemic and current macroeconomic conditions. Current inflationary pressures are negatively affecting and could continue to negatively affect the costs of constructing our commercial-scale manufacturing facility. Global supply chain disruptions, including procurement delays and long lead times on certain materials, could adversely impact the scheduled completion and/or costs of constructing our commercial-scale manufacturing facility. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Risks Related to Our Intellectual Property

If our license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. is terminated, we could lose our rights to key components enabling our NK cell engineering platform.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of June 30, 2022, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and CD70 CAR-NK patent families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2043. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and the product candidate from our CD70 CAR-NK program. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Ex parte reexaminations of U.S. Patent Nos. 10,774,309 and 10,829,737, which relate to our NKX101 product candidate, are pending. One ex parte reexamination of U.S. Patent No. 9,511,092 (the “092 Patent”), which does not relate to any of our current product candidates, was concluded, resulting in cancellation of certain claims, while another ex parte reexamination of the 092 Patent is pending. Although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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
•
general economic and political conditions such as recessions, inflationary pressures, interest rates, fuel prices, elections, drug pricing policies, international currency fluctuations, acts of war or terrorism, and other public health crises, illnesses, epidemics or pandemics, such as the potential impact of the COVID-19 outbreak; and
•
other factors discussed in these risk factors.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of August 8, 2022, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 42% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of August 8, 2022, we had 48,656,798 shares of common stock outstanding.

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

General Risk Factors

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.*

Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the global financial markets. For instance, inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. See above under “Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved” for the risks related to the impact of inflation on the construction of our commercial-scale manufacturing facility. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost effective basis, if at all.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of June 30, 2022, we estimate that we have used $72.8 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Lease Amendments

On August 11, 2022, we entered into a Second Amendment (the “Second Amendment”) to the Additional Lease Agreement with HCP BTC, LLC, which increased the tenant improvement allowance available to us by the amount of $15 million, which amount is in addition to the allowance previously established under the Additional Lease Agreement. The allowance funds may be used by us for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises. As consideration for the landlord agreeing to such increase to the tenant improvement allowance under the Additional Lease Agreement, we agreed to increased base rental rates under the Additional Lease Agreement pursuant to the Second Amendment, as well as under the Initial Lease Agreement pursuant to a Fifth Amendment (the “Fifth Amendment”) to such Initial Lease Agreement with HCP Life Science REIT, Inc. also executed on August 11, 2022. In addition, the Second Amendment provides for an increase to the letter of credit under the Additional Lease Agreement from $1,646,491 to $1,968,071. The Fifth Amendment provides for an increase of the letter of credit under the Initial Lease Agreement from $451,913 to $775,258 and an 18-month extension of the lease term thereunder to July 31, 2030 for portions of the facility leased thereunder.

The foregoing descriptions of the Second Amendment and the Fifth Amendment are qualified in their entirety by reference to the full text of such Second Amendment and Fifth Amendment, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Director Resignation

On August 9, 2022, Tiba Aynechi notified the Company’s Board of Directors of her decision to resign as a member of the Board of Directors, effective August 15, 2022. Dr. Aynechi’s resignation is not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*	Second Amendment to Lease, dated August 11, 2022, by and between HCP BTC, LLC and Nkarta, Inc.
10.2*	Fifth Amendment to Lease, dated August 11, 2022, by and between HCP Life Science REIT, Inc. and Nkarta, Inc.
10.3#	Amendment No. 1 to Research Collaboration Agreement, dated May 4, 2022, by and between Nkarta, Inc. and CRISPR Therapeutics AG	10-Q	001-39370	10.1	5/12/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: August 11, 2022	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)