Form 10-Q
period 2022-09-30
Nkarta, Inc.
filed 2022-11-09
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 48,813,720 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$39,654	$60,816
Short-term investments, available-for-sale	352,702	177,272
Prepaid expenses and other current assets	8,562	7,692
Total current assets	400,918	245,780
Restricted cash	2,743	2,098
Property and equipment, net	30,248	12,856
Operating lease right-of-use assets	67,971	11,678
Other long-term assets	1,919	1,491
Total assets	$503,799	$273,903
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,494	$1,112
Operating lease liabilities, current portion	5,362	2,484
Accrued and other current liabilities	11,569	9,347
Total current liabilities	26,425	12,943
Operating lease liabilities, net of current portion	78,105	9,975
Other long-term liabilities	5	18
Total liabilities	104,535	22,936
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	5	3
Additional paid-in capital	685,931	455,210
Accumulated other comprehensive loss	(1,321)	(150)
Accumulated deficit	(285,351)	(204,096)
Total stockholders’ equity	399,264	250,967
Total liabilities and stockholders’ equity	$503,799	$273,903

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$23,435	$16,616	$64,053	$46,111
General and administrative	6,827	5,812	19,919	17,431
Total operating expenses	30,262	22,428	83,972	63,542
Loss from operations	(30,262)	(22,428)	(83,972)	(63,542)
Other income (expense), net:
Interest income	1,900	81	2,698	295
Other income (expense), net	17	(6)	19	(14)
Total other income, net	1,917	75	2,717	281
Net loss	$(28,345)	$(22,353)	$(81,255)	$(63,261)
Comprehensive loss:
Net loss	$(28,345)	$(22,353)	$(81,255)	$(63,261)
Other comprehensive loss	(390)	(36)	(1,171)	(33)
Comprehensive loss	$(28,735)	$(22,389)	$(82,426)	$(63,294)
Net loss per share, basic and diluted	$(0.58)	$(0.68)	$(1.94)	$(1.93)
Weighted average shares used to compute net loss per share, basic and diluted	48,630,328	32,902,723	41,878,716	32,823,829

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	32,971,107	$3	$455,210	$(150)	$(204,096)	$250,967
Vesting of shares of common stock subject to repurchase	10,924	—	6	—	—	6
Issuance of common stock upon exercise of stock options, net of repurchase	21,067	—	79	—	—	79
Share-based compensation expense	—	—	4,097	—	—	4,097
Unrealized loss on short-term investments	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(25,987)	(25,987)
Balance, March 31, 2022	33,003,098	$3	$459,392	$(606)	$(230,083)	$228,706
Vesting of shares of common stock subject to repurchase	2,387	—	3	—	—	3
Issuance of common stock upon exercise of stock options, net of repurchase	88,383	—	334	—	—	334
Issuance of common stock upon secondary offering, net of issuance costs	15,333,334	2	215,332	—	—	215,334
Share-based compensation expense	—	—	3,912	—	—	3,912
Unrealized loss on short-term investments	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	(26,923)	(26,923)
Balance, June 30, 2022	48,427,202	$5	$678,973	$(931)	$(257,006)	$421,041
Vesting of shares of common stock subject to repurchase	1,302	—	3	—	—	3
Issuance of common stock upon exercise of stock options, net of repurchase	265,988	—	953	—	—	953
Issuance of common stock upon at-the-market offering, net of issuance costs	113,213	—	1,612	—	—	1,612
Share-based compensation expense	—	—	4,390	—	—	4,390
Unrealized loss on short-term investments	—	—	—	(390)	—	(390)
Net loss	—	—	—	—	(28,345)	(28,345)
Balance, September 30, 2022	48,807,705	$5	$685,931	$(1,321)	$(285,351)	$399,264

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	32,627,963	$3	$439,235	$3	$(118,021)	$321,220
Vesting of shares of common stock subject to repurchase	15,802	—	9	—	—	9
Issuance of common stock upon exercise of stock options, net of repurchase	154,489	—	756	—	—	756
Share-based compensation expense	—	—	3,347	—	—	3,347
Unrealized gain on short-term investments	—	—	—	31	—	31
Net loss	—	—	—	—	(19,373)	(19,373)
Balance, March 31, 2021	32,798,254	$3	$443,347	$34	$(137,394)	$305,990
Vesting of shares of common stock subject to repurchase	15,575	—	9	—	—	9
Issuance of common stock upon exercise of stock options, net of repurchase	39,032	—	256	—	—	256
Share-based compensation expense	—	—	3,690	—	—	3,690
Unrealized loss on short-term investments	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(21,535)	(21,535)
Balance, June 30, 2021	32,852,861	$3	$447,302	$6	$(158,929)	$288,382
Vesting of shares of common stock subject to repurchase	15,494	—	8	—	—	8
Issuance of common stock upon exercise of stock options, net of repurchase	63,225	—	318	—	—	318
Share-based compensation expense	—	—	3,692	—	—	3,692
Unrealized loss on short-term investments	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	(22,353)	(22,353)
Balance, September 30, 2021	32,931,580	$3	$451,320	$(30)	$(181,282)	$270,011

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,255)	$(63,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,399	10,729
Depreciation and amortization	1,908	1,200
Accretion and amortization of premiums and discounts on investments, net	763	2,410
Non-cash lease expense	3,269	324
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,575)	(3,688)
Operating lease liabilities	11,446	—
Accounts payable and accrued and other liabilities	3,376	1,931
Net cash used in operating activities	(49,669)	(50,355)
Cash flows from investing activities:
Purchases of property and equipment	(12,073)	(3,932)
Purchases of short-term investments	(310,313)	(131,109)
Maturities of short-term investments	132,950	185,410
Net cash used in investing activities	(189,436)	50,369
Cash flows from financing activities:
Proceeds from stock option exercises	1,365	1,330
Proceeds from secondary offering, net of issuance costs	215,611	—
Proceeds from ATM offering, net of issuance costs	1,612	—
Payments of deferred offering costs	—	(130)
Net cash provided by financing activities	218,588	1,200
Net increase (decrease) in cash and cash equivalents	(20,517)	1,214
Cash, cash equivalents, and restricted cash beginning of period	62,914	97,105
Cash, cash equivalents, and restricted cash end of period	$42,397	$98,319
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$39,654	$96,221
Restricted cash	2,743	2,098
Total cash, cash equivalents and restricted cash	$42,397	$98,319
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities resulting from new leases	$59,527	$—
Right-of-use assets obtained in exchange for operating lease liabilities resulting from modifications of existing leases	$14,793	$—
Acquisitions of property and equipment in accounts payable	$7,228	$69

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2022, the Company had an accumulated deficit of $285.4 million and cash, cash equivalents, restricted cash and short-term investments of $395.1 million.

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

On April 28, 2022, the Company issued and sold 15,333,334 shares of its common stock, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds to the Company from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses. The shares were issued pursuant to the Company’s Registration Statement on Form S-3 filed on August 12, 2021 and declared effective by the Securities and Exchange Commission (the "SEC") on September 2, 2021.

On August 12, 2021, the Company entered into a sales agreement with Cowen and Company, LLC, a sales agent, to provide for the offering, issuance and sale of up to an aggregate of $150.0 million of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Offering Program”) pursuant to the Company’s Registration Statement on Form S-3 and subject to the limitations thereof. During the nine months ended September 30, 2022, the Company issued and sold 113,213 shares of its common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2022 and for the three- and nine- months ended September 30, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principle (“U.S. GAAP”) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on March 17, 2022.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may affect the Company’s business and operations in the future. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2021 or the nine months ended September 30, 2022. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows. The Company currently does not expect to apply for loans or grants under the CARES Act.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,345)	$(22,353)	$(81,255)	$(63,261)
Denominator:
Weighted average common shares outstanding	48,631,941	32,939,272	41,882,929	32,875,670
Less: weighted average unvested common stock issued upon early exercise of common stock options	(1,613)	(36,549)	(4,213)	(51,841)
Weighted average shares used to compute net loss per share, basic and diluted	48,630,328	32,902,723	41,878,716	32,823,829
Net loss per share, basic and diluted	$(0.58)	$(0.68)	$(1.94)	$(1.93)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2022	2021
Common stock options	5,312,013	4,189,488
Restricted stock units	359,708	—
Unvested common stock upon early exercise of common stock options	1,173	31,355
	5,672,894	4,220,843

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$38,654	$38,654	$—	$—
Short-term investments:
Corporate debt securities	$98,738	$—	$98,738	$—
Commercial paper	85,334	—	85,334	—
U.S. Government securities	168,630	—	168,630	—
Total short-term investments	352,702	—	352,702	—
Total	$391,356	$38,654	$352,702	$—

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$57,018	$57,018	$—	$—
Short-term investments:
Corporate debt securities	$111,466	$—	$111,466	$—
Commercial paper	21,272	—	21,272	—
U.S. Government securities	44,534	—	44,534	—
Total short-term investments	177,272	—	177,272	—
Total	$234,290	$57,018	$177,272	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $38.7 million and $57.0 million as of September 30, 2022 and December 31, 2021, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $352.7 million and $177.3 million as of September 30, 2022 and December 31, 2021, respectively, were classified as Level 2 instruments. As of September 30, 2022, marketable securities of $352.7 million were included in short-term investments. As of December 31, 2021, marketable securities of $177.3 million were included in short-term investments. Accrued interest receivable related to short-term investments was $1.3 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2022 and December 31, 2021 (in thousands):

		September 30, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$99,342	$(607)	$3	$98,738
Commercial paper	1 year or less	85,334	—	—	85,334
U.S. Government securities	1 year or less	169,347	(718)	1	168,630
Total		$354,023	$(1,325)	$4	$352,702

		December 31, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$111,548	$(89)	$7	$111,466
Commercial paper	1 year or less	21,272	—	—	21,272
U.S. Government securities	1 year or less	44,602	(68)	—	44,534
Total		$177,422	$(157)	$7	$177,272

The Company has classified all of its available-for-sale investment securities as current assets on the condensed balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2022 and December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2022 and December 31, 2021. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$5,129	$4,538
Other current assets	3,433	3,154
Total prepaid expenses and other current assets	$8,562	$7,692

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$3,527	$3,462
Furniture and fixtures	581	544
Research equipment	12,142	9,633
Computers and software	130	130
Construction in progress	18,963	2,274
Total property and equipment	35,343	16,043
Less accumulated depreciation and amortization	(5,095)	(3,187)
Total property and equipment, net	$30,248	$12,856

Depreciation and amortization expense was $0.7 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$5,586	$5,453
Accrued research and development costs	4,005	2,280
Accrued property and equipment	1,301	96
Other accrued and current liabilities	677	1,518
Total accrued and other liabilities	$11,569	$9,347

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $2.8 million and $8.2 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2021, respectively. The total cash received for operating leases included in the operating cash flows was $6.6 million, inclusive of $9.5 million of cash received related to tenant improvement allowance reimbursement less $2.9 million of rent payments, for the nine months ended September 30, 2022. The total cash paid for operating leases included in the operating cash flows was $1.6 million of rent payments for the nine months ended September 30, 2021. The weighted-average remaining lease term was 11 years for the corporate office, laboratory space leases, and additional facility as of September 30, 2022. The weighted-average discount rate was 9.77% as of September 30, 2022.

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

In August 2022, the Company entered into fifth amendment to the Initial Lease Agreement and a second amendment to the Additional Lease Agreement for its existing facilities in South San Francisco, California. The fifth amendment to the Initial Lease Agreement includes an extension of the lease term for certain of the Company's existing facilities through July 31, 2030. The second amendment to the Additional Lease Agreement provides for approximately $15.0 million of additional tenant improvement allowances, in addition to the tenant improvement allowances of $25.2 million included in the original Additional Lease Agreement, and increases the base rent payments over the existing term of the lease.

Maturities of operating lease liabilities under existing operating leases as of September 30, 2022 were as follows (in thousands):

Year ending December 31,	Amount
2022 (remaining three months)	$3,010
2023	11,975
2024	12,060
2025	12,422
2026	12,857
2027 and thereafter	96,477
Total undiscounted future minimum lease payments	148,801
Less imputed interest	(60,052)
Less tenant improvement receivable	(5,282)
Total operating lease liabilities	$83,467
Operating lease liabilities:
Current	5,362
Non-current	78,105
Total lease liability	$83,467

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.

Letters of Credit

As of September 30, 2022, the Company had $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date.

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

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the CD70 CAR-NK product candidate, NK+T product candidate, and the potential future CAR-NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $1.0 million and $2.8 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $1.2 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company had a $1.8 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a gene editing target licensed from CRISPR, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each non-collaboration product, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of September 30, 2022, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2022:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2021	4,204,686	$19.19	8.2
Granted	2,048,680	12.86
Exercised	(375,438)	3.61
Forfeited	(565,915)	22.50
Outstanding at September 30, 2022	5,312,013	$17.50	8.3
Exercisable at September 30, 2022	2,036,308	$17.56	7.7
Vested and expected to vest at September 30, 2022	5,312,013	$17.50	8.3

The weighted-average grant date fair value of stock option grants was $8.74 per share for the nine months ended September 30, 2022.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the nine months ended September 30, 2022:

	Number of shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2021	—	$—
Granted	389,388	12.62
Forfeited	(29,680)	12.14
Vested	—	—
Outstanding at September 30, 2022	359,708	$12.66

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 952,524 shares of the Company’s common stock is available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of September 30, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP was available for issuance purposes. As of September 30, 2022, employee contributions to the ESPP were $0.4 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 1,173 shares and 16,181 shares, and the related liability recorded under other long-term liabilities in the condensed balance sheets was insignificant as of September 30, 2022 and December 31, 2021, respectively.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,947	$1,680	$5,404	$4,995
General and administrative	2,443	2,012	6,995	5,734
Total share-based compensation	$4,390	$3,692	$12,399	$10,729

The total unrecognized compensation cost related to unvested stock options was $36.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.58 years as of September 30, 2022. The total unrecognized compensation cost related to unvested restricted stock units was $4.0 million, which is expected to be recognized over a weighted-average remaining service period of 3.49 years as of September 30, 2022.

10. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2022 and 2021. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered natural killer (“NK”) cell therapies to treat cancer. We currently have co-lead product candidates, NKX101, a CAR-NK product candidate targeting cells that display NKG2D ligands, and NKX019, a CAR-NK product candidate targeting the CD19 antigen, in ongoing Phase 1 clinical trials. Both product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets, enhance cell fitness and tumor microenvironment evasion, and freeze, store and thaw our engineered NK cells for the treatment of cancer. Our product candidates are designed to be allogeneic and off-the-shelf, which means they are produced using cells from a different person than the patient treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells. Based on published data from clinical trials of certain NK cell therapies, we believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

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

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering (“IPO”) completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, the secondary offering of our common stock completed in April 2022, and with proceeds from our previous collaboration. We incurred a net loss of $86.1 million and $91.4 million during the years ended December 31, 2021 and 2020, respectively, and $81.3 million and $63.3 million during the nine months ended September 30, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $285.4 million. At September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $395.1 million.

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

During the nine months ended September 30, 2022, we issued and sold 113,213 shares of our common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

Update on COVID-19, Macroeconomic Conditions, and Supply Disruptions

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

In addition, we could in the future experience delays in the construction of our commercial-scale good manufacturing practice ("GMP") manufacturing facility and future headquarters due to the COVID-19 pandemic and current macroeconomic conditions. We have seen significant inflation in construction costs in the last six months, which has negatively affected the costs of constructing our new facility. In addition, global supply chain disruptions, including procurement delays and long lead times on certain materials, could adversely impact the scheduled completion and/or costs of constructing our new facility.

A shortage of fludarabine, an agent commonly used in oncology, including in lymphodepletion, has recently been reported. Fludarabine is used in our NKX101 an NKX019 clinical trials prior to treatment with our product candidates. Certain of our clinical trial sites have indicated that they are experiencing a shortage of fludarabine. Although we and our clinical sites are taking steps to try to mitigate any impact of the shortage on our clinical trials, enrollment has been delayed at certain of our clinical trial sites, and we could continue to experience enrollment delays due to the fludarabine shortage in the future.

We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of the COVID-19 pandemic, inflation, labor shortages, and supply chain matters on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our contract research organizations ("CROs"), CDMOs, and clinical trial sites, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX101	$5,626	$3,525	$13,884	$8,600
NKX019	2,472	2,828	7,704	5,302
CD70	559	63	990	427
NK+T	65	147	141	499
Program 5	118	—	174	—
Partner cost sharing	(1,048)	(852)	(2,823)	(1,210)
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	9,022	7,584	25,654	21,829
Others	6,621	3,321	18,329	10,664
Total research and development costs	$23,435	$16,616	$64,053	$46,111

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$23,435	$16,616	$6,819	$64,053	$46,111	$17,942
General and administrative	6,827	5,812	1,015	19,919	17,431	2,488
Total operating expenses	30,262	22,428	7,834	83,972	63,542	20,430
Loss from operations	(30,262)	(22,428)	(7,834)	(83,972)	(63,542)	(20,430)
Other income (expense), net:
Interest income	1,900	81	1,819	2,698	295	2,403
Other income (expense), net	17	(6)	23	19	(14)	33
Total other income, net	1,917	75	1,842	2,717	281	2,436
Net loss	$(28,345)	$(22,353)	$(5,992)	$(81,255)	$(63,261)	$(17,994)

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Research and development expenses. Research and development expenses were $23.4 million and $16.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $6.8 million was primarily due to an increase in personnel costs of $1.4 million as a result of continued growth in headcount, an increase of $1.7 million in program costs primarily relating to NKX101 and NKX019 and an increase of $3.3 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

Research and development expenses were $64.1 million and $46.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $17.9 million was primarily due to an increase in personnel costs of $3.8 million as a result of continued growth in headcount, an increase of $7.7 million in program costs primarily relating to NKX101 and NKX019 and an increase of $7.7 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

The increase in program costs relating to NKX101 and NKX019, in both the three and nine months ended September 30, 2022, was primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $6.8 million and $5.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $1.0 million was primarily due to an increase in personnel costs of $0.7 million, including an increase of $0.4 million in share-based compensation expense as a result of continued growth in headcount, and an increase of $0.2 million in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense.

General and administrative expenses were $19.9 million and $17.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $2.5 million was primarily due to an increase in personnel costs of $2.3 million, including an increase of $1.3 million in share-based compensation expense as a result of continued growth in headcount, and an increase of $0.8 million in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense.

We have incurred and expect to continue to incur additional expenses as a result of being a public company, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other expenses related to the need for additional human resources and professional services associated with being a public company.

Interest income. Interest income was $1.9 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Interest income was $2.7 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Interest income was due to interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $395.1 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

On August 12, 2021, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $500.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the SEC on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program under the Securities Act (the “ATM Offering Program”) with Cowen and Company, LLC, as sales agent. During the nine months ended September 30, 2022, we issued and sold 113,213 shares of our common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

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

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of September 30, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(49,669)	$(50,355)
Net cash (used in) provided by investing activities	(189,436)	50,369
Net cash provided by financing activities	218,588	1,200
Net increase (decrease) in cash and cash equivalents	$(20,517)	$1,214

Operating Activities

Net cash used in operating activities was $49.7 million and $50.4 million for the nine months ended September 30, 2022 and 2021, respectively. The net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $81.3 million, adjusted for $18.3 million of net non-cash charges consisting primarily of share-based compensation of $12.4 million, depreciation and amortization of $1.9 million, investment accretion and amortization of $0.8 million, non-cash lease expense of $3.3 million and a $13.2 million net change in operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $63.3 million, adjusted for $12.9 million of net non-cash charges consisting primarily of share-based compensation of $10.7 million, depreciation and amortization of $1.2 million, investment accretion and amortization of $2.4 million, and a $1.8 million net change in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $189.4 million for the nine months ended September 30, 2022 net cash provided by investing activities was $50.4 million for the nine months ended September 30, 2021. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to purchases of short-term investments of $310.3 million and purchases of property and equipment of $12.1 million primarily related to the construction of our manufacturing facility, partially offset by proceeds from maturities of short-term investments of $133.0 million. The net cash provided by investing activities for the nine months ended September 30, 2021 was primarily due to proceeds from maturities of short-term investments of $185.4 million, partially offset by purchases of short-term investments of $131.1 million and purchases of property and equipment of $3.9 million primarily related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $218.6 million for the nine months ended September 30, 2022, primarily due to the proceeds of $215.6 million from our secondary offering, net of issuance costs, $1.6 million from the ATM Offering Program, net of issuance costs, and proceeds of $1.4 million from the exercise of stock options. Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2021, primarily due to proceeds from the exercise of stock options.

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

Until such time as we can generate significant revenue from sales of our therapeutic product candidates, if ever, we expect to finance our cash needs through public or private equity, including pursuant to the ATM Offering Program, or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2022 and December 31, 2021.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company or a non-accelerated filer, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk.

Inflation generally affects us by increasing labor, commercial support, construction, and research and development contract costs (including manufacturing and clinical supply costs). We do not believe inflation has had a material effect on our results of operations during the periods presented.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 17, 2022, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and filed with the SEC on May 12, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and filed with the SEC on August 11, 2022, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $81.3 million, $86.1 million and $91.4 million for the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively. Our accumulated deficit was $285.4 million as of September 30, 2022. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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
•
submit a biologics license application ("BLA") or marketing authorization application, (“MAA”) for NKX101 and/or NKX019 and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;
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

We have never generated revenue from product sales and may never achieve or maintain profitability.*

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

We anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond our current expectations if we are required by the FDA or other global regulatory authorities to perform clinical trials and/or other preclinical studies in addition to, or beyond the scope of, those that we currently anticipate being required to perform.

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our IPO completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the “Secondary Offering”), and our "at the market" equity offering program ("ATM Offering Program"). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of September 30, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $395.1 million. Our research and development expenses increased from $36.2 million for the year ended December 31, 2020 to $63.4 million for the year ended December 31, 2021 and increased from $46.1 million for the nine months ended September 30, 2021 to $64.1 million for the nine months ended September 30, 2022.

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

Our success depends on our ability to utilize our chimeric antigen receptor-natural killer cell ("CAR-NK") technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Phase 1 clinical trials to evaluate our first two CAR-NK product candidates in humans is ongoing. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR-NK engineering technology.

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
•
training a sufficient number of medical personnel on how to properly thaw and administer our cells, especially in any solid tumor trial wherein the cells are given through a procedure by trained medical doctors;
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

Certain aspects of the function and production of CAR-NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential re-engineering required may result in delays and additional expenses.*

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen (“HLA”), types matched between donor and recipient. Our ongoing NKX101 Phase 1 clinical trial evaluated product manufactured from patient specific haplo-related donors and completely unrelated donors (used off the shelf). Based on preliminary clinical results, we have moved forward into expansion cohorts and further development of NKX101 using off the shelf product only. There is a risk that the early clinical results may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX101, NKX019, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

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

Finally, there is limited history of CAR-NK cells manufacturing for clinical use, and our understanding of NK cell biology is continuously expanding. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant periods of time. Process improvements might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.

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
•
insufficient quantities or inadequate quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates, including potential limitations to the availability of agents such as fludarabine, cyclophosphamide, or other agents administered to patients prior to treatment or in combination with our product candidates;
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

Furthermore, the development of NKX101 for treating solid tumors is subject to a number of risks related to use of cell therapies in general including a hostile tumor micro-environment and trafficking to tumor site. Additional risks from direct liver delivery of a cell therapy using a catheter through the hepatic artery generally include potential damage to arteries from the catheter placement itself, from use of imaging contrast, radiation exposure, and differences between catheter models potentially introducing variability into the observed clinical effects. The development of treatments to treat solid tumors often requires larger and more expensive clinical trials than for treating blood cancers.

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

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market our product candidates.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.*

Identifying and qualifying patients to participate in our clinical trials is critical to our success. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease that the product candidate is intended to treat and who meet other eligibility criteria. The rates of patient enrollment, a significant component in the timing of clinical trials, are affected by many factors, including:

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
•
our ability to manufacture the requisite supply of our product candidates for a patient and clinical trials; and
•
any failure or any delay by us or by our clinical sites to obtain sufficient quantities of components and supplies necessary for the conduct of our clinical trials, including any inability to obtain agents such as cyclophosphamide, fludarabine, or other agents administered to patients prior to treatment or in combination with our product candidates.

In addition, we need to compete with many ongoing clinical trials to recruit patients into our expected clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates.

The clinical development of our product candidates depends on our ability to manufacture and provide the requisite supply of our product candidates for our clinical trials. Any failure or delays by us to manufacture and provide our product candidates in sufficient quantity and quality for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

The clinical development of our product candidates also depends on the availability of a sufficient supply of certain other materials and agents used in our clinical trials. For example, certain of our clinical trial protocols require the use of fludarabine and cyclophosphamide, agents which are routinely used in oncology studies, and which we use in certain of our clinical trial protocols to condition patients for treatment with our product candidates. Further, we may develop certain of our product candidates as a combination therapy with other cancer therapies, which would require the availability and use of those therapeutic agents in certain of our clinical trial protocols. Recently, the FDA reported a shortage of fludarabine and it is uncertain how long the fludarabine shortage may last. Certain of our clinical trial sites have reported that they are experiencing a shortage of fludarabine, which has resulted in some enrollment delays. We do not know how long the fludarabine shortage may last. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.*

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate proof of safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We began clinical development for our first product candidate, NKX101, in 2020 and our second product candidate, NKX019, in 2021, and the rest of our programs are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies Kymriah®, Yescarta®, Tecartus® and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage allogenic programs, and a number of other companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor or are investigating other types of immune cells. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2022, we had 146 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Risks Related to Manufacturing

Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.*

Our product candidates are genetically engineered human cells, and the process of manufacturing such product candidates, as well as engineered K562 cells and viral vectors, is complex, highly regulated and subject to numerous risks. Manufacturing our product candidates involves harvesting white blood cells from a donor, isolating the NK cells, activating and expanding the NK cells, genome editing the NK cells (for certain product candidates with such edits), introducing a gamma-retrovirus with genes encoding the proteins we wish to express, cryopreservation, storage and eventually shipment. As a result of these complexities, the cost to manufacture our cellular product candidates, engineered K562 cells and viral vector is generally higher than traditional small-molecule chemical compounds or biologics, and the manufacturing process is presently less reliable and more difficult to reproduce. Furthermore, for certain patients in the early portion of our Phase 1 study of NKX101, we dosed patients with haplomatched NKX101.

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

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc. (the “Licensors”). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under specified patents and patent applications related to NK cell technology in the field of therapeutics. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of September 30, 2022, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and CD70 CAR-NK patent families. Our portfolio of issued patents, excluding pending patent applications, has expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has expiration dates between 2024 and 2043. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and the product candidate from our CD70 CAR-NK program. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved drug products. In the United States, third-party payors, including government payors such as Medicare and Medicaid, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Medicare and Medicaid are increasingly used as models for the development of private payors’ and government payors’ coverage and reimbursement policies. Currently, few cell therapy products have been approved for coverage and reimbursement by the Centers for Medicare and Medicaid Services ("CMS"), the agency responsible for administering Medicare. It is difficult to predict what third payors, including CMS, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, since there is no body of established protocols and precedents for these types of drug products. Moreover, reimbursement agencies in other countries, such as those in Europe, may be more conservative than CMS.

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

Healthcare reform initiatives and other administrative and legislative proposals may harm our business.*

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (the "ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

On July 24, 2020 and September 13, 2020, former President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was passed by the U.S. Congress and signed into law by President Biden. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; and (iii) cap Medicare beneficiaries’ annual out-of-pocket drug expenses. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known

Congress and the Biden administration have indicated that they will continue to pursue measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict what initiatives may be adopted in the future. Further federal, state, and regional developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

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

If we conduct clinical trials in the European Economic Area (“EEA”), we may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing privacy and data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of November 7, 2022, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 42% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of November 7, 2022, we had 48,813,720 shares of common stock outstanding.

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

We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As described above under “We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (the "Code”), a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. Recently enacted legislation, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") temporarily reverses the limitations imposed by the Tax Act by suspending the 80% taxable income limitation to permit a corporation to offset without limitation its taxable income in 2019 or 2020 with NOL carryforwards generated in prior years. The CARES Act also allows NOLs generated in tax years 2018-2020 to be carried back up to five years.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of September 30, 2022, we estimate that we have used $102.6 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1	Second Amendment to Lease, dated August 11, 2022, by and between HCP BTC, LLC and Nkarta, Inc.	10-Q	001-39370	10.1	8/11/2022
10.2	Fifth Amendment to Lease, dated August 11, 2022, by and between HCP Life Science REIT, Inc. and Nkarta, Inc.	10-Q	001-39370	10.2	8/11/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: November 9, 2022	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)