Form 10-K
period 2022-12-31
Nkarta, Inc.
filed 2023-03-16
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(925) 407-1049

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2022 as reported by The Nasdaq Stock Market on such date was approximately $345.9 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 13, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 48,928,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•
Our business depends upon the success of our CAR NK cell technology platform.
•
Utilizing CAR NK cells represents a novel approach to the treatment of cancer, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.
•
Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.
•
Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX101 and NKX019 in particular, and we may fail to develop NKX101, NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.
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

ii

•
We rely on third parties to manufacture certain of our product candidates, or certain materials for use in the production of our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or materials, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.nkartatx.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

iii

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies to treat cancer. We currently have two lead product candidates, NKX101, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting cells that display NKG2D ligands, and NKX019, a CAR NK product candidate targeting the CD19 antigen, in ongoing Phase 1 clinical trials. Both product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets, enhance cell fitness and tumor microenvironment evasion, and freeze, store and thaw our engineered NK cells for the treatment of cancer. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available off-the-shelf for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

Our modular NK cell engineering platform allows us to generate new product candidates in a rapid and cost-efficient manner. Our process starts with differentiated, mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves chimeric antigen receptors ("CARs") on the surface of an NK cell to enable the cell to recognize specific proteins or antigens that are present on the surface of tumor cells. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)15 ("mbIL-15"). We believe that the modular nature of our platform and the proprietary technologies we use for the multiplex engineering of NK cells, which include genome editing, are advantages that can support the rapid generation of new product candidates with enhanced properties and/or new targeting receptors for additional disease indications.

Our Product Candidates and Discovery Programs

NKX101 is designed to enhance the power of innate NK cell biology to detect and kill cancerous cells. The primary activating receptor for NK cells is known as NKG2D, which works through the detection of stress ligands displayed by cancerous cells. We have engineered NKX101 to increase the inherent cancer killing ability of our donor-derived NK cells by raising levels of NKG2D at least ten-fold as compared to non-engineered NK cells and by adding a costimulatory domain, which is an additional signaling element for white blood cells.

NKX101 is currently being studied in a multi-center Phase 1 clinical trial in the United States for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"). This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX101. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Our NKX019 program is based on the potential to treat a variety of B-cell malignancies by targeting the CD19 antigen that is found on these types of cancerous cells, where CD19-targeted engineered NK cells, T cells and monoclonal antibodies have demonstrated clinical activity. NKX019 is currently being studied in a Phase 1 clinical trial for the treatment of certain B-cell malignancies. This ongoing, first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019, at multiple centers in the United States and Australia. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

In addition to our two lead product candidates, we are engaged in extensive discovery and preclinical stage activities directed to expansion of our pipeline of product candidates over time. As part of our collaboration with CRISPR Therapeutics AG ("CRISPR"), we are developing an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") for the treatment of solid and liquid tumors, and conducting discovery efforts for an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") to take advantage of both the innate and adaptive immune systems. This NK+T program is designed to harness multiple aspects of human immunology to treat a variety of cancers.

We have an intensive focus on manufacturing capabilities and technology. We are currently manufacturing NKX019 at our 2,700-square foot clinical current good manufacturing practice ("cGMP") facility located in South San Francisco, California. We are also currently constructing a new facility in South San Francisco to support pivotal clinical trials and potential commercial supply of our product candidates.

Our Strategy

We are developing novel engineered, allogeneic, off-the-shelf cell therapies to improve the lives of cancer patients and their overall survival by leveraging our NK cell engineering platform. Key elements of our strategy to achieve this include:

Next generation platform enlists natural, healthy human donor NK cells for optimal product candidates.

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

Develop NKX101 for r/r AML and other cancers.

We have engineered NKX101 to overexpress the NKG2D receptor. Because NKG2D is the primary activating receptor responsible for innate immune surveillance for cancerous cells by NK cells, we believe that NKX101 presents an opportunity to potentially treat a variety of blood cancers and solid tumors, which represent approximately 90% of all cancer incidences in the United States. Therefore, upon clinical proof-of-concept from our ongoing NKX101 Phase 1 clinical trial for r/r AML, we may pursue a broad clinical development plan for multiple tumor types including solid tumors.

Develop NKX019 for B-cell malignancies.

NKX019 is designed to treat a variety of B-cell malignancies by targeting the clinically and commercially validated CD19 antigen that is found in different B-cell malignancies. Because the targeting of CD19 has demonstrated clinical activity with both CAR T and CAR NK cell therapies as well as monoclonal antibodies, we believe that NKX019 presents an opportunity to treat a variety of B-cell malignancies while addressing the limitations of existing autologous CAR T cell therapies. NKX019 is currently being investigated in the dose-expansion portion of the ongoing Phase 1 clinical trial, as both a monotherapy and in combination with rituximab, an anti-CD20 antibody, in patients with large B-cell lymphoma ("LBCL") following administration of LD. These expansion cohorts are being investigated in patients who have not previously been treated with an approved autologous CD19 CAR T therapy and also in patients who have failed autologous CD19 CAR T therapy.

Apply our NK cell engineering platform to build a broad pipeline of product candidates incorporating engineered NK cells.

Our proprietary NK cell engineering platform is based on a modular and generalizable approach that we believe enables us to generate new product candidates in a rapid and cost-efficient manner. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and mbIL-15. We believe that the modular nature of our platform and the proprietary technologies we use for the multiplex engineering of NK cells are advantages that can support the rapid generation of new INDs for product candidates with enhanced properties and/or new targeting receptors for additional disease indications. With these attributes, we plan to continue to build out a pipeline with product candidates focused on novel targets as well as clinically and commercially validated targets. With our partner, CRISPR, we are also engaged in preclinical research for NKX070 and NK+T, which may provide advantages of both the innate and adaptive immune responses.

Continue to build proprietary manufacturing capabilities to enable speed, control, flexibility, scalability, and cost efficiency.

We believe that internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. We are currently manufacturing NKX019 product for the Phase 1 clinical trial at our 2,700-square foot clinical cGMP facility on-site at our primary corporate location in South San Francisco, California. We intend to manufacture NKX101 at our cGMP facility in 2023, and in the future, we intend to manufacture our proprietary, engineered K562 stimulatory cells ("NKSTIM") in house. We believe this clinical cGMP facility will supply our anticipated non-pivotal clinical trial needs.

We are also currently constructing a separate, larger commercial cGMP facility for manufacturing. In July 2021, we entered a lease agreement for an 88,000 square foot facility in South San Francisco to support research and development and future manufacturing of Nkarta’s cell therapy products and product candidates, including engineered NK cells for pivotal clinical trials and potential commercial supply. This new facility will also serve as our future headquarters with office space and research facilities.

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

Update on COVID-19, Macroeconomic Conditions, and Supply Disruptions

The COVID-19 pandemic, as well as global and national economic and market conditions, have affected and may in the future affect our business and operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates or other materials necessary to construct our new facility, conduct our preclinical or clinical studies, and conduct and enroll our current and future clinical trials. For a discussion regarding the impact of the COVID-19 pandemic, macroeconomic conditions, and supply disruptions on our business, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in this Form 10-K.

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

The ability of the immune system to recognize and destroy tumors has been known for decades. More recently, a growing understanding of molecular mechanisms underlying recognition of cancer cells by the immune system and their evasion of detection has allowed scientists to develop new classes of immuno-oncology therapies. These therapies either undermine the tumor’s ability to resist immune attack or enhance immune targeting and killing of cancer cells.

Cellular Immunotherapies

Cellular immunotherapy is a type of immuno-oncology therapy whereby human cells are engineered to recognize and destroy cancer cells in a more targeted manner. Most cellular immunotherapies are focused on modulating or enhancing the activity of different lymphocytes, a subtype of white blood cell that are responsible for defending the body against pathogens and other foreign material, as well as killing cancerous cells within the body. There are different classes of lymphocytes which differ in function. T cells are a type of lymphocyte that primarily serves to protect from infections such as bacteria, viruses, fungi and parasites. Every T cell recognizes a specific antigen, or substances found on of pathogens or other foreign material. This type of lymphocyte is activated and divides rapidly when it detects its specific antigen. Accordingly, T cells are the foundation of the adaptive immune system, selectively responding to different threats.

NK cells are the foundation of the innate immune system. While T cells are activated by unique antigens specific to each T cell, the activity of NK cells is tightly regulated by a common set of activating receptors on these cells that serve to improve recognition and killing of cancerous or virally infected cells, as well as a set of inhibitory receptors that help identify healthy cells. This balance of inhibition and activation spares healthy cells from the surveillance and killing effects of the innate immune system. The primary activating receptor for NK cells is known as NKG2D and functions by detecting eight known stress ligands, or signals that cancerous or virally infected cells typically produce in higher numbers. The detection of these stress ligands by NKG2D on the surface of the NK cells is the primary basis for tumor surveillance by NK cells and is the basis of the mechanism of action for our product candidate NKX101.

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
•
Activating domains. The other end of the CAR, inside the lymphocyte, includes domains responsible for activating the lymphocyte when the CAR binds to its target antigen. The first, found in almost all CAR constructs, is called CD3ζ(zeta) and is the natural basis for lymphocyte activation. The second is called a costimulatory domain, is found in the most recent generation of CARs under development today and provides an additional activating signal. Together, these signals trigger lymphocyte activation, resulting in proliferation of the CAR cells and killing of the cancer cell. In addition, activated CAR cells stimulate the secretion of cytokines and other molecules that can thereby recruit and activate additional immune cells to increase killing of the cancer cells.

The United States Food and Drug Administration ("FDA") has approved six CAR-based T cell therapies for the treatment of certain types of cancer affecting B-cells since 2017. Each of these therapies is an autologous therapy, or derived from a patient’s own cells, which necessitates a complex, individualized manufacturing process for every patient treated. The approvals of these patient-specific cell therapies were a landmark event for many reasons, including the ability to treat and provide long-term remission for otherwise deadly disease; achieving the run-to-run product consistency required by the FDA despite the complex manufacturing required; and achieving successful reimbursement in the United States and other countries of several hundred thousand dollars per treatment.

Limitations of Current CAR T Therapies

Despite the ability of the approved autologous CAR T therapies to achieve anti-tumor responses and extend the survival of patients with advanced B-cell malignancies, accessibility of these autologous cell therapies remains limited. Only a minority of eligible patients who might benefit from currently approved cell therapies are able to receive them. These therapies have certain features that are believed to limit their accessibility and broader adoption. These features include:

•
Adverse events. According to the product labels for the three CAR T therapies approved for non-Hodgkin lymphoma ("NHL"), cytokine release syndrome ("CRS") was observed in 46% to 94% of patients treated in the respective pivotal clinical trials. In addition, neurotoxicity was seen in 35% to 87% of patients treated in such trials. Because of the frequency and severity of these adverse events, patients treated with the approved CAR T therapies can require a lengthy stay in an intensive care unit and costly ancillary care.
•
Availability restricted to select centers. As a condition of FDA approval, treatment with approved CAR T therapies is currently limited to select centers due to safety, logistical and regulatory reasons under a Risk Evaluation and Mitigation Strategy ("REMS") Program.
•
Accessibility compromised by lengthy manufacturing time. Due to the individualized manufacturing process, patients must wait approximately two to four weeks to be treated with their engineered cells. In the registrational trials for the first four approved CAR T therapies, 7% to 34% of enrolled patients did not receive CAR T cells, for reasons including manufacturing failure as well as patient progression or death while waiting for manufacturing.
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

Allogeneic NK Cell Therapies

The development of allogeneic, off-the-shelf cell therapies addresses certain limitations of autologous CAR T cells by offering these potential advantages:

•
Tolerability. In initial clinical data reported by us and others, patients who received allogeneic NK cell therapies did not experience the more severe adverse events that are commonly associated with approved autologous CAR T cell therapies. This emerging safety profile of allogeneic NK cell therapies may enable their use in outpatient settings and broader access to treatment.
•
Availability. Because an allogeneic NK cell therapy is produced in quantity then frozen in advance of patient need, it would be available for on-demand administration to patients in an outpatient setting.
•
Consistency. By using true NK cells from a healthy donor as starting material, and producing large numbers of doses per manufacturing run, an allogeneic NK cell therapy provides the opportunity for more rigorous quality control and release of consistent engineered cells.
•
Cost of manufacturing. An allogeneic NK cell therapy provides an opportunity to spread manufacturing costs across a large number of doses, thereby significantly lowering the cost per dose produced.

The Opportunity for Engineered NK Cells in Treating Cancer

The development of CAR NK therapies can capitalize on the knowledge and experience gained from decades of CAR T research. Furthermore, the biology of NK cells offers potential advantages as the starting cell type for allogeneic, off-the-shelf engineered cell therapy. These advantages include:

•
Inherent anticancer activity. We conducted a systematic literature review of published clinical trial results of allogeneic NK cells in cancer, which identified a 34% composite response rate ("Aggregate CR Rate") among 103 patients with r/r AML who were treated with non-engineered NK cells across six academic clinical studies. The Aggregate CR Rate includes complete remission with hematologic recovery ("CR"), complete remission with incomplete count (hematologic) recovery, and morphologic leukemia free state. These data demonstrate the anticancer activity of endogenous NK cells, and support the opportunity for increasing the activity of NK cells through engineering. In 2022, we reported initial data from our two lead programs demonstrating preliminary favorable safety and efficacy profiles.
•
Allogeneic and off-the-shelf without genome editing or other modifications. Because NK cells are not generally activated by “non-self” cells, further modification of NK cells is not necessary to avoid the risk of GvHD and thereby produce an allogeneic, off-the-shelf engineered NK cell therapy.
•
Modest clonal expansion and therefore potential for reduced CRS risk. While T cells experience exponential growth when activated by a target antigen, NK cells expand only modestly upon activation. The explosive growth of T cells is believed to be the basis of the risk of CRS when CAR T cells are administered to patients. However, a significant incidence of CRS has not been reported in medical literature for NK cell therapy or by us in initial clinical data reported in 2022.

•
Balance of activation and inhibition. The activity of NK cells is tightly regulated by a common set of activating receptors that serve to recognize and kill cancerous or virally infected cells, as well as a set of inhibitory receptors that identify healthy cells from the same individual. This balance of inhibition and activation spares healthy cells from the surveillance and killing effects of the innate immune system. Therefore, the fundamental biology of CAR NK cells drives their ability to discriminate between healthy and tumor cells.
•
Ability to overcome tumor evasion of the immune system. Many solid tumors are able to evade the immune system by creating an immunosuppressive environment around the cancerous cells, which can dramatically reduce the normal tumor-killing ability of the immune system. This tumor microenvironment involves down-regulators of immune response, including regulatory T cells and myeloid-derived suppressor cells. However, these cell types also display NKG2D ligands, and preclinical models demonstrate that clearance of these cells can reduce immune suppression from the tumor microenvironment. Therefore, by acting through NKG2D, CAR NK cells may be able to reduce the immune suppression of the tumor microenvironment, and therefore uncover a broader opportunity for immuno-oncology cell therapy development for the treatment of solid tumors.
•
Ability to re-dose to deepen or consolidate patient responses. NK cells provide a unique opportunity to optimize responses and manage potential toxicities through re-dosing and retreatment. The favorable safety profile of NK cells observed to date combined with their off-the-shelf availability allows patients who achieve a partial response to be treated again to potentially deepen their response, and for those patients who achieve a complete response, additional doses of cells can be administered to consolidate their response. Retreatment is also possible in patients who progress after clinical benefit.

Challenges with Developing NK Cell Therapies

We believe that the emerging data from our clinical trials of NK cell products along with the prior academic experience with NK cells validate the opportunity for NK cells for the treatment of different cancers. To achieve a commercially viable engineered NK cell therapy, we believe that a number of challenges inherent with NK cells must be addressed. These include the following:

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
•
Persistence. Non-engineered human NK cells turn over rapidly, with a half-life of seven to 10 days in the body. This short lifetime could limit the cancer-killing ability of these NK cells.
•
Cryopreservation. Without cryopreservation, a truly off-the-shelf engineered NK cell therapy would be challenging to commercialize. However, freezing then thawing NK cells while maintaining cancer cell killing potency is difficult to achieve using standard techniques for T cell cryopreservation.

Our NK Cell Engineering Platform

Our cell engineering platform is designed to operationalize the full therapeutic potential of NK cells and address the limitations and challenges of current technologies for engineering T cells and NK cells. The platform is a result of our internal expertise and deep understanding of NK cell biology. It includes proprietary technologies for NK cell expansion, persistence, targeting, genome editing, and cryopreservation. This enables us to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, improve the persistence of these cells for sustained activity in the body, and to freeze, transport and store our engineered NK cells for off-the-shelf use for the treatment of cancer.

We have chosen to use healthy adult donors as our source for NK cells. We believe this offers a number of advantages including:

•
Starting with differentiated, natural, and mature NK cells with inherent cytotoxic and tumor-recognizing capabilities, as compared to other cell sources such as stem cells, which must be artificially manipulated in an in vitro setting to reproduce these fundamental features;
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

Below are the five core technologies that comprise our proprietary platform. Each of these technologies is part of an integrated approach to develop potent, scalable, and consistent NK cell products:

Expansion. The first pillar of our technology platform enables NK cell expansion without causing cell exhaustion. Our NKSTIM has been engineered with mbIL-15 as well as a protein named 4-1BB ligand ("4-1BBL"). IL-15 is a naturally occurring growth protein that induces cell proliferation in NK cells. 4-1BBL binds to 4-1BB, a receptor normally found on NK cells that stimulates NK cell division and expansion. Therefore, NKSTIM is selectively able to stimulate the expansion of NK cells as compared to other leukocytes, and thereby provide large numbers of NK cells. Based on our current process and early cGMP manufacturing experience, we believe that we can produce many hundreds of doses from a single manufacturing run. At the 2022 Annual Meeting of the Society for Immunotherapy of Cancer ("SITC"), we presented data demonstrating further optimization of our core process could allow the production of several thousand doses from a single manufacturing run.

Persistence. Pharmacokinetics of allogeneic NK cells will be limited by both immune suppression of allogeneic cells following lymphodepleting conditioning ("LD"), and by the intrinsic half-life of the administered cells. The second component of our technology platform is engineering NK cells with mbIL-15 to enhance persistence relative to non-engineered NK cells. We believe increased persistence could result in improved clinical activity. Because IL-15 is a selective driver of NK activation and expansion, tethering IL-15 to the surface of our engineered NK cells serves to stimulate the naturally occurring IL-15 receptor on these NKs, and thereby provide weeks of persistence in immune-deficient animal models. Because mbIL-15 selectively stimulates NK cells without elevating soluble IL-15 concentration, we believe that mbIL-15 provides meaningful advantages as compared to secreted IL-15 or the systemic administration of other cytokines such as IL-2 or IL-21. The first graph below shows data from a cell culture experiment which demonstrates the increase of the number and persistence of NK cells engineered with mbIL-15, as compared to unmodified NK cells or NK cells expressing soluble IL-15. The second graph below shows the increased number and persistence in mice of NK cells engineered with mbIL-15, as compared to unmodified NK cells, as a percentage of total peripheral blood mononuclear cells ("PBMCs").

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

Targeting and Signaling. The third element of our technology platform is CARs optimized for NK cells, based on extensive preclinical evaluation of different possible constructs. We have performed extensive optimization of the CARs that serve to target our engineered NK cells to cancer cells as well as provide signals that engage the cancer cell killing activity found naturally in NK cells. For both NKX101 and NKX019, we have found that using the OX40 costimulatory domain enhances the ability of the engineered NK cells to kill cancerous cells repeatedly in several in vitro models, as compared to CAR NK cells that include other costimulatory domains commonly used for CAR T cells. We confirmed these findings in animal models for both product candidates.

Genome Editing. The fourth component of our platform is the ability to edit our NK cells using CRISPR-Cas9 technology. Through our collaboration with CRISPR, we have identified a number of genomic modifications that serve to further enhance the cytotoxicity and resistance to tumor-mediated immune suppression. We have shown that knocking out certain genes can prolong the persistence and activity of CAR NK cells, and improve their resistance to suppression by the tumor microenvironment.

Cryopreservation. The fifth constituent of our technology platform is cryopreservation of our engineered NK cells, the ability to freeze and store these cells for an extended time. The development of robust cryopreservation techniques is a result of our insight into the biology of engineered NK cells as well as extensive experimental optimization. Based on our preclinical data, we are able to freeze and subsequently thaw individual doses of engineered NK cells without significant loss of cancer cell killing potency of our engineered NK cells as shown in the graph below. Cryopreservation of our allogeneic CAR NK cells will enable their off-the-shelf use in medical centers around the world, for administration to a patient at any time. Therefore, we believe that our cryopreservation of CAR NK cells will enable us to achieve the attractive commercial profile of an off-the-shelf, allogeneic cell therapy.

Cytotoxicity of Cryopreserved NKX101 versus Fresh NKX101
Control
Non-engineered NKs
Fresh NKX101
Frozen / thawed NKX101 (run 1)
Frozen / thawed NKX101 (run 2)
Frozen / thawed NKX101 (run 3)
Tumor cells (Normalized to T=0)
0
1
2
3
4
5
6
7
0
12
24
36
48
60
72
Time (hours)

Cryopreserved NKX101 retains cytotoxicity similar to fresh NKX101 in a long-term assay.

We believe that these key elements of our technology platform have the potential to grant us a key competitive advantage if our product candidates are approved. As illustrated in the image below, our engineered CAR NK cells generally consist of an NK cell engineered with a swappable targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and mbIL-15.

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

NKX101

Our product candidate NKX101 consists of allogeneic, donor-derived and expanded NK cells that have been genetically engineered to express mbIL-15 along with a CAR containing an NKG2D activating receptor, an OX40 costimulatory domain and a CD3ζ(zeta) signaling moiety. We have designed NKX101 to increase longevity, potency and activity as compared to non-engineered NK cells. NKG2D is a primary activating receptor for NK cells, triggered through binding to any of eight known stress ligands frequently expressed on cancerous or virally infected cells. The detection of these ligands by NKG2D is a primary basis for tumor surveillance by NK cells and contributes to the mechanism of action for NKX101. We believe that the activity of non-engineered NK cells in treating cancer, previously described by others, validates targeting NKG2D ligands through the NKG2D receptor as the mechanism of action for NKX101. NKX101 is currently being studied in a Phase 1 monotherapy clinical trial investigating NKX101 for the treatment of r/r AML and higher-risk MDS. This multi-center, first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX101 administered in a cycle of either three weekly infusions (Regimen A) or two weekly infusions (Regimen B) following LD. Based on tumor response and tolerability, multiple treatment cycles can be administered. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

In December 2021, FDA granted orphan drug designation to NKX101 for treatment of r/r AML. In February 2022, we filed a protocol amendment with the FDA for the ongoing Phase 1 clinical trial of NKX101 to optimize the study design for maximum benefit and flexibility. The amended protocol allows for a higher dose of cyclophosphamide for LD, enrollment of patients who have received as few as 1 to 2 prior lines of therapy, and increased dosing of NKX101.

Schematic of NKX101

NKG2D
OX40
CD3ζ
CAR
mbIL-15
NKX101

We engineered NKX101 based on our understanding of NK cell biology, including extensive comparison and optimization of different ways to enhance natural NKG2D signaling and targeting of cells which display NKG2D ligands. Based on our preclinical studies, we believe that levels of NKG2D are increased significantly in NKX101 as compared to non-engineered NK cells. Because NKG2D is the primary activating receptor for NK cells, through its detection of stress ligands displayed by cancerous cells, NKX101 is thereby designed to increase the natural cancer cell killing ability of NK cells. Although some cancer cells are able to evade detection and killing by NK cells through shedding of NKG2D ligands, thereby reducing ligand display on the cell surface, NKX101 can recognize tumor cells expressing even low levels of NKG2D ligands, and maintains the ability of NK cells to recognize tumor cells through an array of other activating receptors that are broadly expressed in NK cells. Furthermore, we found in preclinical studies that the addition of mbIL-15 and the OX40 costimulatory domain each increase the activity of engineered NK cells. Because NKG2D is the primary activating receptor responsible for innate immune surveillance of cancerous cells, we believe that NKX101 presents a broad opportunity to treat a variety of blood cancers, as well as, potentially, solid tumors, which collectively represent approximately 90% of all cancer incidences in the United States.

NKX101 for Blood Cancers

NKX101 is currently being evaluated in a Phase 1 clinical trial for the treatment of r/r AML. This multi-center clinical trial is designed to evaluate safety, pharmacology, and preliminary anti-tumor activity of NKX101. According to the federal Surveillance, Epidemiology, and End Results Program database ("SEER"), the incidence of AML in the United States is approximately 20,000 cases per year, and newly-diagnosed patients have a five-year survival rate of approximately 30%. We believe there is a substantial unmet medical need for patients r/r AML and that this disease represents a significant market opportunity.

Our ongoing Phase 1 clinical trial comprises standard dose-finding and dose-expansion phases. Patients are expected to receive LD prior to administration of NKX101 in order to allow our engineered NK cells the opportunity to kill cancerous cells without first being cleared by the patient’s immune system. The LD regimen being used in the NKX101 clinical trial is based upon doses used by Rezvani Liu et al, New England Journal of Medicine 2020, similar to that used for the currently approved CAR T therapies, and generally lower than the most commonly used regiment found in our systematic literature review of allogeneic cells and is also similar to that used for the currently approved CAR T therapies. The trial also evaluated two separate dosing regimens. The three-dose regimen was designed to deliver three infusions of NKX101 at weekly intervals following LD. The two-dose regimen delivered the same number of CAR NK cells in two weekly infusions following LD.

The dosing schema is shown in the graphic below. Our starting dose of 100 million cells is based upon the established tolerability of non-engineered NK cells from academic literature.

NKX101 Phase 1 Trial Design

- **High-risk pre-treated patient population**
  - r/r AML or higher risk MDS, ≥1 therapy
  - Must have received targeted therapy, where approved
  - Pre- and post-allogeneic transplant
- **Key Objectives**
  - Safety and tolerability
  - Anti-tumor activity
  - Pharmacokinetics

Lymphodepletion

- Cyclophosphamide
- Fludarabine

Days -5 to -3

NKX101 multi-dosing cycle

- Two dosing regimens: Either 2 or 3 doses of CAR-NK per cycle

3 doses per cycle

Day 0 **Day 7** **Day 14**

2 doses per cycle

Day 0 **Day 7**

Efficacy assessment

- Based on ELN criteria for AML, Cheson for MDS
- Up to 5 treatment cycles

Day 28

While we expect that the initial subjects treated with NKX101 in clinical studies will be hospitalized for a minimum of 24 hours observation after infusion, a favorable tolerability profile may potentially allow for administration of NKX101 and observation in a fully outpatient setting. This could represent a significant competitive advantage for NKX101 and our engineered NK product candidates more generally, as compared to the approved CAR T therapies.

In April 2022, we announced preliminary data from our Phase 1 clinical trial evaluating NKX101. As of data cut-off on April 21, 2022, 21 patients had been enrolled and dosed in this study. Three of five patients with r/r AML treated at the higher dose levels in a three-dose regimen achieved a complete response (60% CR) with hematologic recovery, with two of the three responses measurable residual disease negative. NKX101 was well tolerated, and no dose-limiting toxicities were observed. No CRS, GvHD, or immune effector cell-associated neurotoxicity syndrome ("ICANS") was observed. The most common higher-grade adverse events were myelosuppression and infection, which are common in this patient population following LD.

NKX101 for Solid Tumors

Following clinical proof of concept with NKX101 in r/r AML, we may also evaluate NKX101 in patients with solid tumors. Our initial solid tumor clinical trial may include patients with liver cancer, a bile duct cancer known as intrahepatic cholangiocarcinoma, as well as patients with surgically removed colon cancer where only liver metastases remain. These tumors represent an attractive opportunity for the initial solid tumor indication for NKX101 for several reasons, including the overexpression of NKG2D ligands in many liver cancers and the substantial unmet medical need for the treatment of these cancers. According to the federal SEER database, the incidence of liver and intrahepatic cholangiocarcinoma in the United States is approximately 42,000 cases per year, and the five-year survival rate is approximately 20%.

We may file an Investigational New Drug application ("IND") amendment for this clinical program after achieving clinical proof of concept with NKX101 in r/r AML. An NKX101 Phase 1 trial in solid tumors may also incorporate a dose-finding and dose-expansion component and potential combinations.

If this program is successful, we believe that it would establish proof of concept for treating solid tumors with engineered NK cells and enable us to evaluate a broader solid tumor clinical development program.

NKX019

Our product candidate NKX019 is for the treatment of various B-cell malignancies, including LBCL, ALL, and several other subtypes of NHL. NKX019 consists of allogeneic, donor-derived and expanded NK cells that have been genetically engineered to express mbIL-15 along with a CAR containing a CD19 binder, an OX40 costimulatory domain and a CD3ζ(zeta) signaling moiety. We chose to target CD19 based on the clinical validation provided by Kymriah®, Yescarta®, Tecartus® and Breyanzi® which have all shown to improve remission rates and overall survival in patients with various B-cell malignancies, as well as the significant unmet medical need that remains for treating B-cell malignancies despite these recent approvals.

Schematic of NKX019

CD19 binder
OX40
CD3ζ
CAR
mbIL-15
NKX019

Our ongoing NKX019 clinical trial is a Phase 1 clinical trial that evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following LD in multiple centers in the United States and Australia. Based on tumor response and tolerability, multiple treatment cycles can be administered. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

In April 2022, we announced preliminary data from the NKX019 Phase 1 clinical trial in relapse/refractory B cell malignancies, in which three of six patients treated at the higher dose level in a three-dose regimen had a complete response (50% CR), including one patient with aggressive large B cell lymphoma ("LBCL") and one patient with mantle cell lymphoma ("MCL"). No dose limiting toxicity was observed and there were no CAR T like adverse events of any grade.

We presented updated data from the ongoing NKX019 clinical trial in December 2022. In this update, seven of ten patients treated at the higher dose levels in a three-dose regimen had a complete response (70% CR), including two patients with aggressive LBCL, one patient with MCL, and one patient with marginal zone lymphoma. No dose limiting toxicity, neurotoxicity / ICANS, GvHD, or >Gr3 CRS were observed in the study.

All patients in the NKX019 clinical trial have been treated with off-the-shelf material that has been manufactured at our in-house clinical cGMP facility.

* Efficacy based on: Lugano criteria for NHL; 2018 iwCLL guidelines for CLL; NCCN v1.2020 for B-ALL

CAR: chimeric antigen receptor; CR: complete response; ECOG PS: Eastern Cooperative Oncology

Group performance status; EOT: end of therapy; r/r: relapsed/refractory; iwCLL: International

Workshop on Chronic Lymphocytic Leukemia; NCCN: National Comprehensive Cancer Network.

Partnership with CRISPR Therapeutics

On May 5, 2021, we entered into a Research Collaboration Agreement with CRISPR (the "CRISPR Agreement"). Pursuant to the CRISPR Agreement, CRISPR and Nkarta will establish research plans for the purpose of collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies and one (1) allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first allogeneic, gene-edited NK cell therapy being developed in partnership with CRISPR is targeting cancers expressing the CD70 antigen. Together with CRISPR, we may advance this product candidate for the treatment of solid tumors and blood cancers. The NK+T program combines CAR NK cells and CAR T cells, bringing together the advantages of the innate and adaptive immune systems. We expect the NK+T product will incorporate all of the core elements of our NK cell engineering platform and CRISPR’s experience developing gene-edited, allogeneic CAR T cells with reduced risk of GvHD and enhanced resistance to immunosuppression. We are also evaluating potential antigens and targets for this product candidate. The NK+T product candidate could incorporate two different targets into the CAR NK and CAR T cells, based on the differing pharmacokinetic and pharmacodynamic profile of these two cell types. Additionally, under the CRISPR Agreement, CRISPR will also grant non-exclusive licenses to us on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology. On May 4, 2022, we amended the CRISPR Agreement to revise the transfer of materials and nomination provisions.

Manufacturing

Our process for the generation of an allogeneic, off-the-shelf NK cell therapy requires multiple steps. To achieve a commercially viable product, we believe that each of these steps must be scalable, reproducible and cost-effective and must provide consistent cancer cell killing potency of our CAR NK cells once these cells are frozen and then thawed. Therefore, we have focused on developing a manufacturing process that incorporates the following elements:

•
starting material consisting of differentiated, mature NK cells with inherent cytotoxic and tumor-recognizing capabilities, as compared to other cell sources such as stem cells, where these fundamental features must be engineered into the cells which must be artificially manipulated in an in vitro setting to reproduce these fundamental features;
•
a cell source which provides high numbers of easily characterized NK cells;
•
expansion technology which increases the number of NK cells by orders of magnitude, without inducing exhaustion;
•
techniques for genetic engineering of NK cells which are cost-effective and which introduce a controlled and specified range of the number of copies of the gene into each cell;
•
techniques for genome editing of NK cells to selectively knock-out or knock-in genetic targets in each cell;
•
cryopreservation techniques that permit bulk CAR NK cells to be frozen in individual doses; and
•
techniques for thawing the frozen NK cell product that are easy to adopt in different clinical settings, and that provide consistent CAR NK cell recovery, viability and potency.

Our overall manufacturing scheme is shown in the diagram below.

The source material for production of our off-the-shelf NK cell therapy product candidates is NK cells collected from healthy donors by leukapheresis, the selective collection of white blood cells from plasma. We then isolate the NK cells from the other cells in the leukapheresis product. Next, we selectively activate the NK cells by co-culture with NKSTIM. After initial expansion, we engineer the expanded NK cells using a gamma-retrovirus to express mbIL-15 and the CAR. We further expand the NK cells, followed by harvesting and cryopreservation to form the final cell product. For off-the-shelf administration, clinical sites will thaw the CAR NK product candidate for administration to patients at the clinical site.

We believe that establishing our own internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. In 2020, we completed the construction of a 2,700-square foot clinical cGMP facility within our primary corporate location in South San Francisco, California. This facility is currently producing clinical supply of NKX019 for the Phase 1 clinical trial. We currently manufacture clinical supply of NKX101, NKSTIM, and the gamma-retrovirus at third-party contract manufacturing sites. We intend to manufacture NKX101 at our cGMP facility in 2023. We believe that this clinical cGMP facility will be capable of supplying our anticipated non-pivotal clinical trial needs. Also, in the future, we intend to manufacture NKSTIM in house.

We are also constructing a separate, larger commercial cGMP facility for manufacturing engineered NK cells for pivotal clinical trials as well as for eventual commercial supply. In July 2021, we announced that we leased the property in South San Francisco, CA where we are building the facility for the commercial-scale manufacture of our product candidates.

Based on our current process and early cGMP manufacturing experience, we believe that we can produce many hundreds of doses from a single manufacturing run. At the 2022 Annual Meeting of the SITC, we presented data demonstrating that further optimization of our core process could allow the production of several thousand doses from a single manufacturing run.

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

Patents, Trademarks and Proprietary Technology

We protect our intellectual property rights and proprietary technology with a combination of patent rights that we own or license in certain fields of use, trademark rights, confidentiality procedures and contractual provisions. We seek not only to protect our intellectual property rights and proprietary technology in select key global markets, but also to supplement our intellectual property portfolio with new filings and applications to enhance such protection and support commercialization of current and future product candidates. To that end, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. Our patent portfolio consists of a combination of issued patents and pending patent applications licensed from third parties, jointly owned by us with third parties, and owned solely by us. The patents and applications in our portfolio can be categorized as related to our NK cell engineering platform (e.g., NK cell expansion and/or persistence), NKX101, NKX019, NKX070, or future pipeline product candidates and alternative technologies. Some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from the National University of Singapore ("NUS"), St. Jude Children’s Research Hospital, Inc., or both (collectively, "Licensors"). As of December 31, 2022, our patent portfolio includes at least 20 issued utility patents and at least 130 pending utility patent applications, which are solely owned by us, jointly owned with others, or licensed to us.

At least 15 of the issued utility patents and at least 60 of the pending utility patent applications in our portfolio are related to our NKX101 product candidate, and include composition of matter, manufacturing process, and method of use claims (e.g., targeting NKG2D ligand-expressing tumors, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States that are licensed from Licensors, including one patent in the United States that is co-owned by us with NUS. These pending utility patent applications include applications in the United States, Europe, Japan, the Patent Cooperation Treaty ("PCT"), and other jurisdictions outside the United States. Of these pending patent applications, at least 25 are solely owned or co-owned by us, with the remaining patent applications (and the co-owned applications) licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2038 (with certain commercially relevant patents extending through approximately 2038), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2043 (with certain commercially relevant patent applications extending through approximately 2043).

At least 13 of the issued utility patents and at least 50 of the pending utility patent applications in our portfolio are related to our NKX019 product candidate, and include composition of matter, manufacturing process, and method of use claims (e.g., targeting CD-19-expressing tumors, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are solely owned by us or licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, and other jurisdictions outside the United States. Of these pending patent applications, at least 17 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2040 (with certain commercially relevant patents extending through approximately 2040), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2043 (with certain commercially relevant patent applications extending through approximately 2043).

At least 10 of the issued utility patents and at least 50 of the pending utility patent applications in our portfolio are related to our NKX070 product candidate, and include composition of matter, manufacturing process, and method of use claims(e.g., targeting CD70-expressing tumors, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the PCT, and other jurisdictions outside the United States. Of these pending patent applications, at least 17 are solely owned by us or, in the case of one patent application, co-owned by us with our collaboration partner on the NKX070 program, CRISPR, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2043 (with certain commercially relevant patent applications extending through approximately 2043).

At least 10 of the issued utility patents and at least 30 of the pending utility patent applications in our portfolio are related to our NK cell engineering platform, and include manufacturing process, method of use and composition of matter claims relating to NK cell expansion and/or NK cell persistence. These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, and other jurisdictions outside the United States. Of these pending patent applications, at least 10 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2040 (with certain commercially relevant patent applications extending through approximately 2040). Composition of matter claims relating to our NKSTIM cell line are estimated to expire in Q4 2024.

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

The U.S. government has certain rights in some of our licensed patents (including U.S. Patent Nos. 7,435,596, 8,026,097 and certain related U.S. patent applications, which relate to our NK cell engineering platform) in accordance with the Bayh-Dole Act of 1980. These rights in certain technology developed under government-funded research include, for example, a license to use those inventions for governmental purposes and the right to require us to grant exclusive licenses to such inventions to a third party under certain circumstances. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. For further details about risks related to the government’s rights in such inventions, see “—The U.S. government could choose to exercise certain rights in technology developed under government-funded research, which could eliminate our exclusive use of such technology or require us to commercialize our product candidates in a way we consider sub-optimal.” in the section titled “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

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

We also protect our brand through trademark rights. As of December 31, 2022, we are the listed owner of the U.S. registered trademark, NKARTA, and 15 related foreign registered trademarks. In order to supplement the protection of our brand, we also have a registered internet domain name.

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

The testing and approval process typically requires many years and substantial effort and financial resources, and the receipt and timing of any approval is uncertain. The actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. For example, the FDA has, at times, taken longer than its usual 30-day window to complete its review of certain first-of kind INDs. In addition, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unreasonable and significant health risk.

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

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities comply with cGMP. Additionally, the FDA will typically inspect the sponsor and one or more clinical trial sites for compliance with GCP and integrity of the data supporting safety and efficacy.

The FDA will provide a preliminary determination as to whether a REMS is necessary to assure the safe use of the product prior to the BLA, but a final decision will be made during the approval process. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use ("ETASU"). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product labeling in order to highlight a particular safety risk. The FDA may delay approval of a BLA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require substantial post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Once granted, product approvals may need be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved BLA, including changes in indications, product labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. BLA supplement review timelines are typically ten months from the date of submission to the FDA for standard review and six months from the date of submission to the FDA for Priority Review.

If we are unable to obtain a BLA for a product candidate accepted or approved, commercialization of that product candidate will be delayed or we may not be able to commercialize that product candidate at all. This would have a material effect on our business, financial conditions, results of operations, growth prospects and competitive position.

Expedited Programs, Accelerated Approval Programs, Breakthrough Therapy Designation, and Regenerative Medicine Advanced Therapies and Priority Medicine Designation

A sponsor may seek approval of its drug candidate under programs designed to accelerate FDA’s review of INDs and BLA. For example, the FDA may grant Fast Track Designation to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted) and accelerated approval, if the application meets relevant criteria. Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The FDA generally requires post-marketing studies or completion of ongoing studies after marketing authorization to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit to convert the accelerated approved to a full approval.

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

In addition, a sponsor may seek a FDA IND designation of its drug candidate as a breakthrough therapy if the drug can, alone or in combination with one or more other drugs, treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A breakthrough therapy designation ("BTD") allows companies to work earlier, more closely, and frequently with the FDA, and they may be eligible for priority review and accelerated approval. The sponsor of a new biologic product candidate may request that the FDA designate the candidate for a specific indication as a Breakthrough Therapy concurrent with, or after, the submission of the IND for the biologic product candidate. The FDA must determine if the biological product qualifies for BTD within 60 days of receipt of the sponsor’s request.

Cell-based advanced therapies intended to treat, modify, reverse or cure a serious medical condition can receive Regenerative Medicine Advanced Therapy ("RMAT") designation from the FDA once preliminary clinical evidence has been obtained demonstrating the therapy has the potential to address unmet medical needs for the condition. Similar to BTD, the RMAT allows companies developing regenerative medicine therapies to work earlier, more closely, and frequently with the FDA, and RMAT designated products may be eligible for priority review and accelerated approval. Interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The timing of a sponsor’s request for designation and FDA response are the same as for the breakthrough therapy designation program. Like the other expedited development programs previously mentioned, RMAT designation does not change the scientific or medical standard for approval or the quality of evidence necessary to support approval. In Europe, the European Medicines Agency ("EMA") can grant PRIority MEdicine ("PRIME"), designation to support development of product candidates that may address unmet needs and improve quality of life, based on the potential to benefit patients from early clinical data.

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

Pediatric Information

Under the Pediatric Research Equity Act ("PREA"), new drug applications ("NDAs") or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by the FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or before August 18, 2020. If a BLA is submitted after August 18, 2020, the sponsor is subject to the requirements of Sections 504(a) and (b) of the FDA Reauthorization Act of 2017 ("FDARA") which will require pediatric studies regardless of orphan designation.

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

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") creates an abbreviated approval pathway for biological products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar product may be deemed interchangeable with a previously approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. To date, a small number of biosimilar products and no interchangeable products have been approved under the BPCIA. Complexities associated with the larger, and often more complex, structures of biological products, as well as the process by which such products are manufactured, pose significant hurdles to biosimilar product implementation, which is still being evaluated by the FDA.

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

Post-Approval Requirements or Commitments

Approved drugs and biologics that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, adverse event reporting, product sampling and distribution, advertising and promotion including standards and regulations for direct-to-consumer advertising, off label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling and reporting of adverse experiences with the product.

The FDA may impose a number of post-approval requirements or commitments as a condition of approval of a BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance programs to further assess and monitor the product’s safety and effectiveness after commercialization or the FDA may place conditions on an approval that could restrict the distribution or use of the product. The FDA may also require a REMS, which could involve requirements for, among other things, medication guides, special trainings for prescribers and dispensers, patient registries and elements to assure safe use.

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

Once an approval is granted, the FDA may issue enforcement letters or product approvals may need to be withdrawn if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Corrective action could delay product distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

Healthcare Reform

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in March 2010, the ACA was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private payors. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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

Since its enactment, there have been legislative, judicial, and executive challenges to certain aspects of the ACA, including efforts to repeal or replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandates,” and the Bipartisan Budget Act of 2018 (the "BBA") among other things, amends the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. Congress could continue to consider other legislation to repeal or replace certain elements of the ACA.

On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, on March 2, 2020, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On June 17, 2021, the U.S. Supreme Court dismissed the case without specifically ruling on the constitutionality of the ACA, finding that the plaintiffs lacked standing to bring the action.

Prior to the Supreme Court’s decision, an executive order was issued to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

It is unclear how other efforts, if any, to challenge, repeal or replace the ACA, and other healthcare reform measures, will impact our business.

Other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. For example, as a result of the Budget Control Act of 2011, among other things, providers are subject to Medicare payment reductions of 2% per fiscal year which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 pursuant to the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). Further, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment center, and increased the statute of limitations period for the government to recover overpayments from providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. Payment adjustments for the Medicare quality payment began in 2019. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

There have also been a number of proposals in the United States to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare Part D beneficiaries’ annual out-of-pocket drug expenses to $2,000 starting in 2025, effectively eliminating the “donut hole” for Medicare Part D; and (iv) delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. At the state level, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Our known biopharmaceutical competitors developing allogeneic CAR-NK or CAR-T cell therapies include 2seventy Bio, Allogene, Artiva Biosciences, Bristol-Myers Squibb, Caribou, Cellectis, Celularity, Celyad, Century Therapeutics, CRISPR Therapeutics, Fate Therapeutics, Gamida Cell, Gilead, Glycostem, Gracell, ImmunityBio, Intellia, Legend Biotech, NKGen, Novartis, Precigen, Precision BioSciences, Sanofi, Takeda, and Vor Biopharma, each of which has clinical-stage allogeneic programs. Biopharmaceutical companies with potentially competitive cell therapies in preclinical development include Astellas, CytoImmune, Cytovia, Editas, Indapta Therapeutics, ONK Therapeutics, Senti, Shoreline Biosciences, Surface Oncology, and WuGen. The autologous CAR-T therapies Kymriah®, Yescarta®, Tecartus® and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. Bispecific CD20-directed CD3 T-cell engaging antibodies such as mosunetuzumab-axgb (Lunsumio®), which has accelerated approval, and others that are currently in development and under BLA review at the FDA are also competitors to our product candidate NKX019. Furthermore, a number of companies are seeking to harness NK or T cell biology through engagers which seek to direct a patient’s own NK or T cells to the site of a tumor. Such competitors include Affimed, Amgen, Dragonfly Therapeutics, GT Biopharma, Innate Pharma, and Servier. Several companies are investigating other types of immune cells, such as gamma delta and NKT. These companies include Acepodia, Adicet, Appia Bio, Athenex, Gadeta, In8Bio, Portage, and Takeda.

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

Human Capital

We believe that our values – patient first, data driven, intellectually honest, transparent, diverse, inclusive, work/life balance, respectful, humble, creative, and ethical – are the foundations for our team and our behaviors for promoting creativity, innovation and productivity. As of December 31, 2022, we had 163 full-time employees, 39 of whom have Ph.D., M.D. or J.D. degrees. Of these full-time employees, 126 employees are engaged in research and development activities and 37 employees are engaged in finance, business development and other general and administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $113.8 million and $86.1 million for the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $317.9 million as of December 31, 2022. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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
•
submit a biologics license application ("BLA") or marketing authorization application, ("MAA") for NKX101 and/or NKX019 and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;
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

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our two lead product candidates, NKX101 and NKX019. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the United Sates Food and Drug Administration ("FDA") nor any other regulatory authority has approved NKX101, NKX019 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as NKX101, NKX019 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators’, success in:

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

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our IPO completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), and our "at the market" equity offering program (the "ATM Offering Program"). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of December 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $354.9 million. Our research and development expenses increased from $63.4 million for the year ended December 31, 2021 to $90.9 million for the year ended December 31, 2022.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our IPO and Secondary Offering, a combination of equity offerings and debt financings, including pursuant to our ATM Offering Program, and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the ongoing conflict in Ukraine, rising inflation or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to the COVID-19 pandemic or other causes, and we may need to seek additional funds sooner than planned. Furthermore, if, in the future, one or more banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material impact on our business and financial condition. If we are unable to obtain funding on a timely basis or at all, we may be required to significantly curtail or stop one or more of our research or development programs.

Our business and the business or operations of our research partners and other third parties with whom we conduct business have been and could continue to be adversely affected by the effects of health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have business operations.

The COVID-19 pandemic and preventative measures taken to mitigate the impact of the pandemic disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The emergence of another health epidemic, including future outbreaks of COVID-19 variants, could result in similar disruptions.

Our operations, as well as the operations of some of our contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, were impacted by the COVID-19 pandemic and may in the future be similarly impacted by further outbreaks of COVID-19 variants or other health epidemics. For example, we experienced some delays in construction of our cGMP manufacturing facilities and in our internal research efforts as a result of the COVID-19 pandemic. COVID-19 also caused global supply shortages of certain materials, such as certain raw materials, cell culture media, disposable plastics, and equipment, that we and our CDMOs use for research and cGMP manufacturing. Due to the COVID-19 pandemic, some of our CROs experienced employee turnover/attrition, delays, or disruptions and some of our clinical trial sites had to temporarily restrict enrollment into clinical protocols. Supply chain and operational disruptions due to COVID-19 contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we had minor delays in setting up clinical sites in our NKX019 clinical trial due to COVID-19 restrictions due to repurposing of healthcare personnel and facilities to support local pandemic efforts. We will continue to monitor the impact of COVID-19 and any future waves of the COVID-19 pandemic or other health epidemics on our operations, including on continued enrollment in our NKX101 and NKX019 clinical trials, as well as on our collaboration partners, CROs, CDMOs, and clinical trial sites. The COVID-19 pandemic has also impacted, and may impact in the future, the regulatory authorities to which we are subject in our industry, which may, in turn, hamper or delay our clinical development efforts. We periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. If FDA personnel prioritize pandemic related efforts, we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development.

We cannot predict the potential future impacts of a further spread of COVID-19, including its variants, or the emergence of another health epidemic on us, our research partners, including CRISPR, and other third parties with whom we conduct business. As a result of the COVID-19 pandemic or other pandemic, epidemic or outbreak of an infectious disease, we have experienced and/or may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines, including the review of Investigational New Drug ("IND") or other regulatory submissions for our product candidates;

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
•
increases in the cost of services or supplies necessary for our research and development activities; and
•
interruption or delays to our discovery and clinical activities.

On January 30, 2023, it was announced that the U.S. public health emergency declarations related to COVID-19 will end on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidances, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain. The extent of any delays or impacts will depend on future developments that are highly uncertain and cannot be predicted with confidence, but these delays could have a material impact on our business, financial condition, and/or results of operations.

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK cell technology platform.

Our success depends on our ability to utilize our chimeric antigen receptor-natural killer cell ("CAR NK") technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Phase 1 clinical trials to evaluate our first two CAR NK product candidates in humans is ongoing. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK engineering technology.

Utilizing CAR NK cells represents a novel approach to the treatment of cancer, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on utilizing CAR NK cells as an immuno-oncology therapy. To date, the FDA has approved only a few cell-based therapies for commercialization and no natural killer ("NK")-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR NK platform product candidates are novel, and cell-based therapies are relatively new, regulatory agencies may lack precedents for evaluating product candidates like our CAR NK product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR NK platform product candidates.

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

We must be able to overcome these challenges in order for us to develop, commercialize and manufacture our product candidates utilizing CAR NK cells.

Certain aspects of the function and production of CAR NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential re-engineering required may result in delays and additional expenses.

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA"), types matched between donor and recipient. Our ongoing NKX101 Phase 1 clinical trial evaluated product manufactured from patient specific haplo-related donors and completely unrelated donors (used off the shelf). Based on preliminary clinical results, we have moved forward into expansion cohorts and further development of NKX101 using off the shelf product only. There is a risk that the early clinical results may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX101, NKX019, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

Furthermore, the killer immunoglobulin-like receptor ("KIR"), is found on the surface of NK cells and recognizes certain HLA types. If there is a match between KIR and the HLA type, KIR acts as a natural inhibitor of

NK activity, thereby serving to prevent immune reactions against an individual’s own cells. In both NKX101 and NKX019 Phase 1 clinical trials, product is administered regardless of specific KIR phenotype. As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials. We also continue to analyze for donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our products in the clinic.

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

Finally, there is limited history of CAR NK cells manufacturing for clinical use, and our understanding of NK cell biology is continuously expanding. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant periods of time. Process improvements might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.

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
•
changes in the standard of care or treatment landscape on which a clinical development plan was based, which may require new or additional trials;
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

In addition, disruptions caused by or related to the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. For example, we periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. If these health authorities need to prioritize efforts related to futurewaves of the COVID-19 pandemic or other health epidemics, then we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development. For instance, in 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities and implemented various policies and systems to prioritize domestic inspections in response to the COVID-19 pandemic The FDA resumed conducting domestic surveillance inspections on February 7, 2022, but if the FDA or regulatory authorities outside the U.S. adopt similar restrictions or other policy measures in response to future waves of the COVID-19 pandemic or other health epidemics in the future, we may experience delays in their regulatory activities. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions.

As regulatory expectations regarding the genome editing of cellular therapies continue to evolve with data emerging on chromosomal abnormalities from CAR T therapies or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") programs on which we are collaborating with CRISPR could be impacted. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which, as a result, could slow development of our gene-edited product candidates and increase expenses.

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

Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX101 and NKX019 in particular, and we may fail to develop NKX101, NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.

We cannot guarantee that NKX101 and NKX019, or any of our other product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX101 and NKX019, or any of our other product candidates, will be successful in clinical trials or receive regulatory approval. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX101, NKX019, or any of our other product candidates, and could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX101 is in an early-stage clinical trial and is subject to the risks inherent in drug development. In April 2022, we announced preliminary data from our Phase 1 clinical trial of NKX101 for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"). If the ongoing Phase 1 or our later clinical trials of NKX101 encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We may also develop NKX101 for additional indications if we are able to obtain clinical proof-of-concept from our NKX101 Phase 1 trials for blood cancers including r/r AML and MDS. We may not be able to advance any of these indications through the development process. Even if we receive regulatory approval to market NKX101 for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX101 for these additional indications, our commercial opportunity will be limited.

Furthermore, the potential development of NKX101 for treating solid tumors is subject to a number of risks related to use of cell therapies in general including a hostile tumor microenvironment and trafficking to tumor site. Additional risks from direct liver delivery of a cell therapy using a catheter through the hepatic artery generally include potential damage to arteries from the catheter placement itself, from use of imaging contrast, radiation exposure, and differences between catheter models potentially introducing variability into the observed clinical effects. The development of treatments to treat solid tumors often requires larger and more expensive clinical trials than for treating blood cancers.

In December 2022, we announced data from the dose escalation portion of the multi-center Phase 1 clinical trial of NKX019 for the treatment of B-cell malignancies. The dose-expansion portion of the Phase 1 study is ongoing. NKX019 is being investigated in dose expansion cohorts as a combination therapy with rituximab, as well as a monotherapy, in both patients with large B-cell lymphoma ("LBCL") who have previously received autologous CD19 CAR T-cell therapy and those who have not. Due to the availability of multiple commercially available agents that target CD19, as well as others that are in various stages of commercialization, we have had increasing difficulty, and may continue to have increased difficulty, enrolling subjects into trials with NKX019 who have not previously been exposed to a CD19- directed cellular therapy. This could impact the ability to obtain data about NKX019 activity in certain patient populations and slow enrollment. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, because NKX101 and NKX019 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX101 or NKX019 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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
•
our ability to obtain and maintain patient consents due to various reasons;
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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report, including the preliminary Phase 1 clinical data for NKX101 and NKX019 reported in April 2022 and updated Phase 1 clinical data for NKX019 reported in December 2022, may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available and negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.

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

Preliminary data from our NKX101 Phase 1 clinical trial were reported in April 2022, and updated data from the dose escalation portion of our NKX019 Phase 1 clinical trial were reported in December 2022. The most common higher-grade adverse events in the early data for both trials were myelosuppression – a condition resulting in fewer red blood cells, white blood cells and platelets, which is common in the treated patient populations post lymphodepleting conditioning ("LD"). The early data from the NKX101 clinical trial indicated that adverse events experienced by certain patients included infusion reactions, such as transient fever and fluid responsive hypotension. In the dose escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T cell therapies.

While the preliminary data reported from our NKX101 and NKX019 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience CRS, neurotoxicity, Graft-versus-host disease ("GvHD"), or other serious adverse events associated with our specific product candidates NKX101 or NKX019. NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the extent and impact of ligand expression is currently not fully characterized. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity as well as potentially decreased efficacy. Such adverse events may cause delays in completion of our clinical programs.

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

Our platform utilizes a relatively novel technology involving the genetic modification of human NK cells derived from adult healthy donors, and utilization of those modified cells in other individuals, and no NK cell-based immunotherapy has been approved to date. Further, many other cell therapies are in development, including NK cells derived from induced pluripotent stem cells (iPSCs), and negative results from those therapies may affect perception of NK cell therapy derived from adult healthy donors. Public perception may be influenced by claims, such as claims that NK cell-based immunotherapy is ineffective, unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

In May 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing allogeneic, gene-edited NK cell therapies and an allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. See Item 1, Business for additional information. If CRISPR, or any potential future collaboration partner, does not perform in the manner that we expect or fulfill their responsibilities in a timely manner or at all, the research, clinical development, regulatory approval and commercialization efforts related to the product candidates that are the subject of the collaboration with CRISPR, or that potential future collaboration partner, could be delayed or terminated.

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

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies Kymriah®, Yescarta®, Tecartus® and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage allogenic programs, and a number of other companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor or are investigating other types of immune cells. Other biopharmaceutical companies are developing bi-specific antibodies, which are also direct competitors to NKX019. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2022, we had 163 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our research and development and manufacturing activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our manufacturers’ facilities pending their use and disposal.

We cannot eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, including drug supply and inventory, and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage. Any contamination by such hazardous materials could therefore materially adversely affect our business, financial condition, results of operations and growth prospects.

Our business could be negatively impacted by the failure to address emerging environmental, social, and corporate governance matters.

There is an increasing focus from investors, employees, business partners, and other stakeholders concerning environmental, social, and corporate governance ("ESG") matters. The expectations related to ESG matters are rapidly evolving and, while we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be perceived to not be adequately addressing these matters, which could negatively impact our reputation and our business. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that could have a negative impact on investor perception. In addition, we currently do not report our environmental emissions, and our lack of reporting could result in certain investors declining to invest in our common stock.

Risks Related to Manufacturing

Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.

Our product candidates are genetically engineered human cells, and the process of manufacturing such product candidates, as well as engineered K562 cells and viral vectors, is complex, highly regulated and subject to numerous risks. Manufacturing our product candidates involves harvesting white blood cells from a donor, isolating the NK cells, activating and expanding the NK cells, genome editing the NK cells (for certain product candidates with such edits), introducing a gamma-retrovirus with genes encoding the proteins we wish to express, cryopreservation, storage and eventually shipment. As a result of these complexities, the cost to manufacture our cellular product candidates, our proprietary, engineered K562 stimulatory cells ("NKSTIM"), and viral vector is generally higher than traditional small-molecule chemical compounds or biologics, and the manufacturing process is presently less reliable and more difficult to reproduce.

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

Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any failure in the manufacturing processes could render a batch of product unusable, could impact supply and delay the progress of our clinical trials, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

Our manufactured product candidates may fail to meet the required specifications for any of a variety of reasons, including variability in starting material, deviations from normal manufacturing process, or insufficient optimization of specific process steps. This failure to meet specifications could result in supply shortages, or delays related to obtaining additional regulatory, site and patient approvals to continue dosing patientsin the clinical trial. If the required additional approvals cannot be obtained, additional delays may occur as manufacturing would need to be restarted and/or the patient may be unable to remain in the study. Any delay in the clinical development or commercialization of NKX101, NKX019, or our other product candidates could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Although we are manufacturing NKX019 in our own internal manufacturing facility for the NKX019 Phase 1 clinical trial, and plan to manufacture other product candidates, including NKX101, in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our early-stage clinical trials has been completed, we do not yet have a cGMP facility for the commercial-scale manufacture of our product candidates. We have only recently begun building a commercial-scale cGMP manufacturing facility. Building a commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future outbreaks of COVID-19 variants and related restrictions could impact our ability to properly staff production of our product candidates. We experienced delays in the construction of our cGMP manufacturing facilities due to the COVID-19 pandemic and current macroeconomic conditions and may in the future experience similar delays due to future COVID-19 outbreaks. Current inflationary pressures are negatively affecting and could continue to negatively affect the costs of constructing our commercial-scale manufacturing facility. Global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of constructing our commercial-scale manufacturing facility. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

We rely on third parties to manufacture certain of our product candidates, or certain materials for use in the production of our product candidates, which increases the risk that we will not have sufficient quantities of such product candidates or materials, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we are building a commercial-scale manufacturing facility, we do not yet operate our own cGMP facility for the production of commercial supplies of the product candidates that we are developing or evaluating in our development programs or supplies of such product candidates for pivotal clinical trials. We have limited personnel with experience in drug manufacturing and currently lack the resources and the capabilities to manufacture any of our product candidates on a commercial scale. If we are unable to successfully build, maintain and staff our own commercial-scale cGMP facility, we will need to rely on third parties for commercial-scale manufacture of our product candidates. Although we intend to manufacture NKX101 at our cGMP facility in 2023, we currently rely on a third-party manufacturer for our clinical supply of NKX101. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

In addition, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including NKSTIM and viral vectors. Even though we have established our own internal cGMP facility for clinical supply of certain product candidates, and even if we successfully establish our own cGMP manufacturing facility for manufacture of our product candidates on a commercial scale, we will continue to outsource manufacturing of certain materials necessary for production of our product candidates.

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

Furthermore, while many of the reagents and consumables used in our manufacturing process are available from more than one commercial supplier, we have not confirmed the suitability of the use of all such reagents and consumables in our manufacturing process. Even if we are able to replace any raw materials or consumables with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the raw materials that we use are complex materials, which may be more difficult to substitute. Therefore, supply disruptions could result in delays and additional regulatory submissions and prevent us from being able to manufacture our product candidates due to the unsuitability of the substituted reagent or consumable that we are able to procure. Substitution of some or all of these reagents and materials may require substantial changes to our manufacturing process, which may require us to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.

Any disruption in supply of these instruments and reagents could also result in delays in our clinical trials, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We are dependent on third parties to store our CAR NK cells, viral vector, master and working cell banks of NKSTIM, and any damage or loss would cause delays in replacement, and our business could suffer.

The CAR NK cells, the viral vector, and the master and working cell banks of NKSTIM are stored in freezers at third-party biorepositories and will also be stored in our freezers at our production facility. If these materials are damaged at these facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement CAR NK cells, viral vector, and master and working cell banks of NKSTIM, which would impact clinical supply and delay our patients’ treatments. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

We have not yet developed a validated methodology for freezing and thawing commercial-scale quantities of CAR NK cells, which we believe will be required for the storage and distribution of our CAR NK product candidates.

We have not yet demonstrated that CAR NK cells, which can be frozen and thawed in smaller quantities, can also be frozen and thawed in commercial scale quantities without damage, in a cost-efficient manner and without degradation over time. We may encounter difficulties not only in developing freezing and thawing methodologies for large scale use, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we are unable to freeze CAR NK cells for shipping purposes, our ability to promote adoption and standardization of our product candidates, as well as achieve economies of scale by centralizing our production facility, will be limited. Even if we are able to successfully freeze and thaw CAR NK cells in large quantities, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish.

Furthermore, we have not yet demonstrated long-term stability of cryopreserved CAR NK cells and therefore do not know if we will be able to store the cryopreserved cells for extended periods of time. If we are unable to demonstrate long-term stability, we will need to reduce the manufacturing batch size to ensure that the material we produce will be used before it expires. In that case, the scaling of our production processes will not deliver the efficiencies we expect, and the cost per dose of our product candidates will be substantially higher.

For these and other reasons, we have not yet established the long-term stability of our cryopreserved CAR NK cells and we may not be able to commercialize CAR NK cells on a large scale or in a cost-effective manner. If such product candidate is found to be instable, we would be required to conduct more frequent manufacturing runs, which could cause us to incur significant additional expenses.

Risks Related to Our Intellectual Property

If our license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. is terminated, we could lose our rights to key components enabling our NK cell engineering platform.

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc. (the "Licensors"). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under specified patents and patent applications related to NK cell technology in the field of therapeutics. We are reliant upon certain rights and proprietary technology provided to us under this license for the production and development of certain of our product candidates, such as NKX101, NKX019 and NKX070. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, including NKX101, NKX019 and NKX070, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

Furthermore, our patent license agreement with the Licensors is field-specific and has been granted to us in the field of therapeutics. This license agreement permits the Licensors to practice the licensed rights, and to allow non-profit academic third parties to practice the licensed rights for certain academic purposes. As such, certain patents in a patent family that is licensed to us by the Licensors have been licensed to at least one other third party. Although these patents should not be overlapping with our licensed patents, there is a risk that inadvertent overlap may occur, and thus resources may have to be expended to resolve any such overlap and to prevent other licensees from practicing under our licensed patents rights. If any of the foregoing were to occur, it could delay our development and commercialization of our product candidates, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

Our development and commercialization rights to our current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.

We are a party to a variety of intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. These license agreements provide us with access to certain rights and proprietary technology from third parties for the production and development of our current and future product candidates, including NKX101, NKX019 and NKX070. However, these licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

We also engage in collaborations with scientists at academic and non-profit institutions to access technologies and materials that are not otherwise available to us. Although the agreements that govern these collaborations may include an option to negotiate an exclusive license to the institution’s rights in any inventions that are created in the course of these collaborations, we may not be able to come to a final agreement for an exclusive license with the institution.

We also have entered, and may in the future enter, into collaboration or license agreements with commercial entities to access technologies and materials that are not otherwise available to us. Our agreements with such entities may provide licenses to technology useful for the discovery, development, or commercialization of our product candidates. These licenses may in some instances, be non-exclusive. For example, we have entered into an agreement with CRISPR, which grants us a non-exclusive license on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

Such licenses and other contracts may be the subject of disagreements with the grantors and/or various third parties regarding the interpretation of such licenses and contracts. The resolution of any such disagreements that may arise could affect the scope of our rights to the relevant technology, or affect financial or other obligations under the relevant agreement, either of which could inhibit our ability to utilize the underlying technology in a cost-effective manner to develop and commercialize our product candidates, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance, indemnification and other obligations on us. Under certain circumstances such as a material breach of terms, our licensors could terminate our license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors could have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications directed to the technology that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with our best interests. For example, if we do not have the right to control patent prosecution and maintenance of patents and patent applications directed to the technology that we license from licensors, such licensors could file terminal disclaimers and/or take other actions that could shorten the term of the patents or patent applications. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be impaired. Additionally, we may be required to reimburse our licensors for all of their expenses related to the prosecution, maintenance, enforcement and defense of patents and patent applications that we in-license from them.

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

As of December 31, 2022, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has estimated expiration dates between 2024 and 2043. For instance, composition of matter claims in our licensed patent portfolio that relate to our engineered K562 cells are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims directed to the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the United States Patent and Trademark Office (the "USPTO") in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, we could be exposed to liability to the applicable patent owner. If we or our licensors fail to maintain the patents and patent applications covering our product candidates and technologies, we may not be able to prevent a competitor from marketing products that are the same as or similar to our product candidates. Further, others commercializing products similar or identical to ours, and our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, which could increase competition for our product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. We also may fail to identify patentable aspects of our research and development output, or may identify patentable aspects of our research and development output once it is too late to obtain patent protection.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Ex parte reexaminations of U.S. Patent Nos. 9,511,092 (the "’092 Patent"), 10,774,309 (the "’309 Patent"), and 10,829,737 (the "’737 Patent") were recently concluded, resulting in the claims of each Patent being maintained in amended form. None of the claims of the ’092, ’309, and ’737 Patents as maintained in amended form relate to any of our current product candidates. Additional ex parte reexaminations could be filed in the future and although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

For example, patent applications in the United States and many international jurisdictions are typically not published until 18 months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and publications in the scientific literature often lag behind actual discoveries. Thus, we cannot be certain that others have not filed patent applications or made public disclosures relating to our technology or our contemplated technology. A third party may have filed, and may in the future file, patent applications directed to our product candidates or technology similar to ours or that of our licensors. Any such patent application may have an earlier priority date than our patent applications or patents, or those of our licensors, which could further require us to obtain rights to patents directed to such technologies. Under certain circumstances, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by any such third party, or by the USPTO itself, to determine who was the first to invent any of the subject matter recited by the patent claims of our applications or issued patents.

Furthermore, after issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, and we may incorrectly determine that our product candidates or technology are not covered by a third party's patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or elsewhere that we consider relevant may also be incorrect. If we fail to correctly identify or interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates. We may also be forced to attempt to redesign our product candidates or technology in a manner that no longer infringes third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to the development and commercialization of our product candidates.

Claims brought against us for infringing, misappropriating or otherwise violating intellectual property rights of third parties or engaging in unfair competition, would be costly and time-consuming and could prevent or delay us from successfully developing or commercializing our product candidates.

Our success depends in part on our ability to develop, manufacture and market our technology and use our technology without infringing the proprietary rights of third parties. We or our collaborators may be subject to third-party claims that could cause us to incur substantial expenses to defend and these claims, if successful, could require us to pay substantial damages and/or limit our ability to commercialize our product candidates if we or our collaborators are found to be infringing a third party’s intellectual property rights.

We are aware of third-party patents and patent applications that may relate to the areas in which we are developing product candidates. Additionally, as our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated. As a result, our technology and any future products that we commercialize could be alleged to infringe patent rights or other proprietary rights of third parties, which may require costly litigation and, if we are not successful in defending against such litigation, could cause us to pay substantial damages and/or limit our ability to commercialize our product candidates. Issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, and issued patents held by others that claim our technology or any of our product candidates may limit our freedom to operate, including our ability to commercialize our product candidates, unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Accordingly, we may be subject to claims that these employees, or we, have used or disclosed trade secrets or other proprietary information of their former employers.

Third parties could threaten or initiate litigation or other legal proceedings alleging that we have infringed their patents, trade secrets, trademarks or other intellectual property rights. Litigation may make it necessary to defend ourselves by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. Regardless of whether any such claims that we are infringing patents or other intellectual property rights have merit, such claims can be time consuming, divert management attention and financial resources and are costly to evaluate and defend.

Results of any such litigation are difficult to predict and may require us to stop treating certain conditions, obtain licenses or modify our product candidates or technology while we develop non-infringing substitutes, or may result in significant settlement costs. Litigation can involve substantial damages for infringement (and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees), and the court could prohibit us from selling our product candidates or require us to take a license from a third party, which the third party is not required to do at a commercially reasonable price or at all. If a license is available from a third party, we may have to pay substantial royalties, upfront fees, or milestone fees, or grant cross-licenses to intellectual property rights for our product candidates or technology. We may also have to redesign our product candidates or technology so they do not infringe third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our product candidates may not be available for manufacture, use, or sale.

We may not be able to effectively monitor unauthorized use of our intellectual property and enforce our intellectual property rights against infringement, and may incur substantial costs as a result of bringing litigation or other proceedings relating to our intellectual property rights.

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we review our competitors’ products for potential infringement of our rights. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully monitor unauthorized use of our intellectual property could result in competitors offering products that incorporate our product candidates or service features, which could in turn reduce demand for our products.

We may also, from time to time, seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property.

If we choose to enforce our patent rights against a party, that party could counterclaim that our patent is invalid and/or unenforceable. The defendant may challenge our patents through proceedings before the Patent Trial and Appeal Board ("PTAB"), including inter partes and post-grant review. Proceedings to challenge patents are also available internationally, including, for example, opposition proceedings and nullity actions. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability and PTAB challenges are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the PTAB, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our product candidates.

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

We have a number of international patents and patent applications and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. However, filing, prosecuting and defending patents relating to our product candidates and technology, including all of our in-licensed patent rights, in all countries throughout the world would be prohibitively expensive. We must ultimately seek patent protection on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. For instance, the Leahy-Smith America Invents Act (the "America Invents Act"), enacted in 2011, included a number of significant changes to patent law in the United States. Many of the substantive changes to patent law under the America Invents Act came into effect in March 2013. For example, in March 2013, the United States transitioned from a “first-to-invent” patent system to a patent system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and how issued patents may be challenged, such as allowing third-party submission of prior art to the USPTO during patent prosecution and new post-grant administrative proceedings which can be used by third parties to attack the validity of an issued patent, including post-grant review, inter partes review and derivation proceedings. The America Invents Act and its implementation could increase the uncertainties and/or costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will take effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (the "UPC"). As the UPC is a new court system, there is no precedent for the court or any decisions that it may take, increasing the uncertainty of any litigation. Existing European patents that have not lapsed as of June 1, 2023 and for which no action has been filed before the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that have ratified the UPC agreement. We cannot predict with certainty the long-term effects of any potential changes.

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

The U.S. government also has the right to take title to such technology if we fail to disclose the invention of such technology to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title to patent rights in any country in which a patent application is not filed within specified time limits. To the extent any of our owned or in-licensed intellectual property, now or in the future, is generated through the use of U.S. government funding, these provisions of the Bayh-Dole Act may apply.

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

We currently have limited sales, marketing or distribution expertise. We will need to develop internal sales, marketing and distribution capabilities and infrastructure to commercialize any product candidate that gains FDA or other regulatory authority approval, which would be expensive and time-consuming, or enter into partnerships with third parties to perform these services. If we decide to market any approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties to market products or decide to co-promote products with partners, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any product revenue we receive will depend upon the efforts of the third parties and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance for any approved product. If we are not successful in commercializing any product approved in the future, if any, either on our own or through third parties, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

Moreover, increasing efforts by government and third-party payors in the United States and abroad to cap or reduce healthcare costs could limit coverage and the level of reimbursement for our product candidates. Payors are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price, and Actual Acquisition Cost. The existing data for reimbursement based on some of these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates, and CMS has begun making pharmacy National Average Drug Acquisition Cost and National Average Retail Price data publicly available on at least a monthly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement metrics on the willingness of payors to cover candidate products that we or our partners are able to commercialize. Furthermore, most third-party payors currently require additional accreditation for approved cell therapy drugs, which limits the centers that can administer the drugs, and similar limitations may also be imposed on the product candidates that we are developing. We expect to experience pricing pressures in connection with the sale of our product candidates, if any, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and on prescription drugs and surgical procedures in particular, has become intense. As a result, increasingly high barriers to entry are developing for new drug products such as ours.

Healthcare reform initiatives and other administrative and legislative proposals may harm our business.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the European Union or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability. Furthermore, future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs could restrict the amount that we are able to charge for our drug products, which could render our product candidates, if approved, commercially unviable and materially adversely affect our ability to raise additional capital on acceptable terms. For further details on how healthcare reform may impact our business, see “Healthcare Reform” in the section titled “Government Regulation” in Part I, Item 1 in this Annual Report on Form 10-K.

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

If we conduct clinical trials in the European Economic Area ("EEA"), we may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 ("GDPR") imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing privacy and data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain clinical trial data. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

As of March 13, 2023, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 63% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of March 13, 2023, we had 48,928,670 shares of common stock outstanding.

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

As described above under “We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (the "Code"), a corporation is generally allowed a deduction for net operating losses ("NOLs") carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. Recently enacted legislation, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") temporarily reverses the limitations imposed by the Tax Act by suspending the 80% taxable income limitation to permit a corporation to offset without limitation its taxable income in 2019 or 2020 with NOL carryforwards generated in prior years. The CARES Act also allows NOLs generated in tax years 2018-2020 to be carried back up to five years.

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

Under the Tax Act’s amendment to Section 174 of the Code, beginning with tax years that start after December 31, 2021, research and development expenses must be capitalized and amortized over five or fifteen years, as applicable. This tax law change has increased our effective tax rate and our cash tax payable in the taxable year 2022. If the requirement to capitalize Section 174 expenditures is not repealed or otherwise modified, it may also impact our effective tax rate and our cash tax liability in future years.

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

General Risk Factors

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system aand the global financial markets. For instance, inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. See above under “— Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved” for the risks related to the impact of inflation on the construction of our commercial-scale manufacturing facility. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost effective basis, if at all.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our facilities are located at two adjacent leased sites. The first site, located at 6000 Shoreline Court, Suites 102, 104, 201, 203, 204 and 325, South San Francisco, California, consists of approximately 42,145 square feet of office and laboratory space and is primarily used for research, clinical, manufacturing and corporate activities. Our lease covering Suites 102, 104, 204, and 325 expires in July 2030. Our lease covering Suites 201 and 203 expires in March 2024. The second site, located at 7000 Shoreline Court, South San Francisco, California, consists of 340 square feet of vivarium space and an additional 215 square feet of shared laboratory space, and is primarily used for preclinical research. Our agreement that provides for our use of these vivarium and laboratory spaces expires in June 2023. Our lease for an 88,000 square foot facility in South San Francisco to support research and development and future manufacturing of Nkarta’s cell therapy products and product candidates commenced in 2022 and expires in 2034. This new facility will also serve as our future headquarters with office space and research facilities.

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

Ex parte reexaminations have been filed by one or more third parties against certain licensed patents in our portfolio. Ex parte reexaminations of U.S. Patent Nos. 9,511,092 (the "’092 Patent"), 10,774,309 (the "’309 Patent"), and 10,829,737 (the "’737 Patent") were recently concluded, resulting in the claims of each Patent being maintained in amended form. None of the claims of the ’092, ’309, and ’737 Patents as maintained in amended form relate to any of our current product candidates. Additional ex parte reexaminations could be filed in the future and although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such reexaminations, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

Holders of Common Stock

As of March 13, 2023, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of December 31, 2022, we estimate that we have used $167.6 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered NK cell therapies to treat cancer. We currently have two lead product candidates, NKX101, a CAR NK product candidate targeting cells that display NKG2D ligands, and NKX019, a CAR NK product candidate targeting the CD19 antigen, in ongoing Phase 1 clinical trials. Both product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets, enhance cell fitness and tumor microenvironment evasion, and freeze, store and thaw our engineered NK cells for the treatment of cancer. Our product candidates are designed to be allogeneic and off-the-shelf, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells. We believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

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

NKX101 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. for the treatment of r/r AML and MDS. This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX101. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

NKX019 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. and Australia for the treatment of a variety of B-cell malignancies by targeting the CD19 antigen that is found on these types of cancerous cells and where CD19-targeted engineered NK cells, T cells and monoclonal antibodies have demonstrated clinical activity. This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Under the CRISPR Agreement entered into in May 2021, we are collaboratively designing and advancing up to two allogeneic, gene-edited NK cell therapies, one of which is the engineered CAR NK product candidate targeting the CD70 tumor antigen, and one allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our initial public offering completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, the secondary offering of our common stock completed in April 2022, the proceeds from the sale of our common stock pursuant to the ATM Offering Program, and with proceeds from our previous collaboration. We have incurred a net loss of $113.8 million and $86.1 million during the years ended December 31, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $317.9 million. At December 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $354.9 million.

We expect our operating expenses to significantly increase as we continue to develop and seek regulatory approvals for our product candidates, engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, and ultimately establish a commercial organization. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the "JOBS Act") as further described under “—JOBS Act” below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, and our expenditures on other research and development activities.

In April 2022, we issued and sold 15,333,334 shares of our common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses.

In the third quarter of 2022, we issued and sold 113,213 shares of our common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

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

The COVID-19 pandemic has caused and may in the future cause disruptions in the conduct and enrollment of current and future clinical trials due to, among other things, bed shortages and staffing challenges at our treating hospitals. Hospitals may experience staffing challenges as a result of employee turnover and attrition, the current labor shortage, and/or personnel being pulled off clinical trials to care for patients with COVID-19. In addition, the COVID-19 pandemic has resulted in a significant increase in FDA workload, as well as the need to reprioritize the projects under review, and may do so again in the future. As a result, we may experience delays in FDA timelines along the course of the regulatory process.

The continuing disruptions in the global supply chain due to COVID-19 outbreaks or other factors have also resulted in limited disruptions in the supply of our product candidates, as well as global supply shortages of certain materials that we and our CDMO partners use for research and cGMP manufacturing, such as certain raw materials, cell culture media, disposable plastics, and equipment. To the extent there is a subsequent outbreak of COVID-19, or if such an outbreak begins to significantly impact essential distribution systems or our third-party manufacturers, contractors or suppliers, we may experience further disruptions in our supply chain and operations with associated delays in the manufacturing and supply of our product candidates.

In addition, we could experience delays in the construction of our commercial-scale cGMP manufacturing facility and future headquarters due to the COVID-19 pandemic or current macroeconomic conditions. We saw significant inflation in construction costs in 2022, which has negatively affected the costs of constructing our new facility, and inflation may continue to impact our future construction and maintenance costs. In addition, global supply chain disruptions, including procurement delays and long lead times on certain materials, have impacted and could in the future further adversely impact the scheduled completion and/or costs of constructing our new facility.

A shortage of fludarabine, an agent commonly used in oncology, including in LD, was initially reported in 2022 and is ongoing. Fludarabine is used in our NKX101 and NKX019 clinical trials prior to treatment with our product candidates. Certain of our clinical trial sites have indicated that they are experiencing a shortage of fludarabine. Although we and our clinical sites are taking steps to try to mitigate any impact of the shortage on our clinical trials, enrollment has been delayed at certain of our clinical trial sites, and we could continue to experience enrollment delays due to the fludarabine shortage in the future.

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
•
the cost of consultants engaged in research and development related services;
•
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

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Year Ended December 31,
	2022	2021
Direct external development program expenses:
NKX101	$19,708	$12,456
NKX019	12,527	7,466
CD70	1,839	645
NK+T	179	520
Program 5	241	—
Partner cost sharing	(4,163)	(2,310)
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	34,637	29,919
Others	25,929	14,716
Total research and development costs	$90,897	$63,412

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

Income Taxes

We are subject to corporate U.S. federal and state income taxation. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $153.3 million and $65.1 million, respectively. Of the $153.3 million federal net operating loss carryforwards, $3.2 million will begin expiring in 2035, if not utilized, while $150.1 million can be carried forward indefinitely. The state tax loss carryforwards will begin expiring in 2036, if not utilized. As of December 31, 2022, we had federal and state research and development tax credits of approximately $9.9 million and $5.6 million, respectively. If not utilized, the federal research tax credit will begin to expire in 2035. The California research tax credit can be carried forward indefinitely.

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

We record liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2022 and 2021, we had gross unrecognized tax benefits of $2.3 million and $1.4 million, respectively, all of which would affect our income tax expense if recognized, before consideration of our valuation allowance. As of December 31, 2022, we do not expect our unrecognized tax benefits will significantly change over the next 12 months.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	90,897	63,412	27,485
General and administrative	28,058	23,017	5,041
Total operating expenses	118,955	86,429	32,526
Loss from operations	(118,955)	(86,429)	(32,526)
Other income (expense), net:
Interest income	5,588	370	5,218
Other expense, net	(470)	(16)	(454)
Total other income (expense), net	5,118	354	4,764
Net loss	$(113,837)	$(86,075)	$(27,762)

Research and development expenses

Research and development expenses were $90.9 million and $63.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of $27.5 million was primarily due to increases of $4.7 million in personnel costs, including an increase in share-based compensation expense of $0.6 million as a result of continued growth in headcount, and increases of $13.4 million in our external program costs primarily related to NKX101 and NKX019, and $11.2 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses, offset by an increase of $1.9 million in partner cost sharing reimbursable expenses. The increase in program costs relating to NKX101 and NKX019 is primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses

General and administrative expenses were $28.1 million and $23.0 million for the years ended December 31, 2022 and 2021, respectively. The increase of $5.1 million was primarily due to an increase in personnel costs of $3.4 million, including an increase of $1.8 million in share-based compensation expense as a result of continued growth in headcount. The increases in general and administrative expense were also due to a $1.0 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees, and a $0.7 million increase in other general and administrative expenses that included insurance, rent, depreciation expense and other facilities expense. We have incurred and expect to continue to incur additional expenses as a result of being a public company following the completion of our IPO in July 2020, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur increased expenses related to additional insurance, investor relations and other increases related to needs for additional human resources and professional services associated with being a public company.

Interest income

Interest income was $5.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest income was due to higher interest earned from short-term investments, partially offset by amortization of purchase premiums and accretion of discounts of short-term investments.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents, restricted cash and short-term investments of $354.9 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses.

On August 12, 2021, we filed a Registration Statement on Form S-3 (the "Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of up to $500.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the SEC on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program under the Securities Act (the "ATM Offering Program") with Cowen and Company, LLC, as sales agent. In 2022, we issued and sold 113,213 shares of our common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

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

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of December 31, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(57,000)	$(67,927)
Net cash provided by (used in) investing activities	(184,689)	32,534
Net cash provided by financing activities	219,012	1,202
Net decrease in cash and cash equivalents	$(22,677)	$(34,191)

Operating Activities

The net cash used in operating activities for the year ended December 31, 2022 of $57.0 million was primarily due to our net loss of $113.8 million, adjusted for net non-cash charges of $23.1 million and a change in operating assets and liabilities of $33.7 million. The net non-cash charges of $23.1 million consisted primarily of share-based compensation of $16.9 million, depreciation and amortization of $2.6 million, investment accretion and amortization of $0.8 million and non-cash lease expense of $3.9 million. The net change in operating assets and liabilities of $33.7 million was related to the increase in prepaid and other current assets of $1.5 million, offset by an increase in accounts payable and accrued and other liabilities of $2.8 million as we continued to increase our research and development related activities and an increase in operating lease liabilities of $32.5 million.

The net cash used in operating activities for the year ended December 31, 2021 of $67.9 million was primarily due to our net loss of $86.1 million, adjusted for net non-cash charges of $19.8 million and a change in operating assets and liabilities of $1.6 million. The net non-cash charges of $19.8 million consisted primarily of share-based compensation of $14.5 million, depreciation and amortization of $1.8 million, investment accretion and amortization of $3.2 million and non-cash lease expense of $0.4 million. The net change in operating assets and liabilities of $1.6 million was related to the increase in prepaid and other current assets of $4.4 million primarily due to the cost sharing receivable, higher manufacturing and clinical deposits and other current assets, offset by an increase in accounts payable and accrued and other liabilities of $2.8 million as we continued to increase our research and development related activities.

Investing Activities

The net cash used in investing activities for the year ended December 31, 2022 of $184.7 million was comprised of purchases of property and equipment of $47.1 million primarily related to the construction of our manufacturing facility and purchases of short-term investments of $385.9 million, partially offset by proceeds from maturities of short-term investments of $248.3 million.

The net cash provided by investing activities for the year ended December 31, 2021 of $32.5 million was comprised of proceeds from maturities of short-term investments of $264.8 million, partially offset by purchases of property and equipment of $5.0 million primarily related to the construction of our manufacturing facility and purchases of short-term investments of $227.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 of $219.0 million was mainly due to the net proceeds of $215.6 million from the secondary offering, after deducting underwriting discounts and commissions and other offering costs, net proceeds of $1.6 million from the ATM Offering Program after deducting issuance costs, proceeds from ESPP purchases of $0.4 million, and proceeds of $1.4 million from the exercise of stock options.

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

Until such time as we can generate significant revenue from sales of our therapeutic product candidates, if ever, we expect to finance our cash needs through public or private equity, including pursuant to the ATM Offering Program, or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There may also be instances where our ability to access a portion of our existing cash, cash equivalents and investments may be threatened due to financial conditions affecting the banking system and financial markets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

In May 2018, we entered into a lease agreement for our corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the "Initial Lease Agreement"). In April 2019, we executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities and an extension to the lease term through April 2026. The terms of the lease amendment contain a rent abatement for the first month and rent escalation provisions. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations related to the facilities.

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

In July 2021, we entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease's legal commencement date (the "Additional Lease Agreement"). We will become responsible for paying rent on the lease's legal commencement date. The Company expects to pay base rent of approximately $99.6 million over the lease term. In addition to the base rent payments, we will be obligated to pay certain customary amounts for our share of operating expenses and tax obligations related to the facilities. The Additional Lease Agreement also provides for certain tenant improvement allowances for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, a portion of which, if utilized, would need to be repaid by us over the lease term.

In November 2021, we executed the first amendment to the Additional Lease Agreement for our corporate office, manufacturing and laboratory space. The amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease. The other terms of the Additional Lease Agreement remain unchanged.

In August 2022, we executed the fifth amendment to the Initial Lease Agreement and the second amendment to the Additional Lease Agreement. The amendments provide for approximately $15 million of additional tenant improvement allowances for the future facility, increase the rent for the future facility, and increase the rent and term of the lease for some of our existing facilities. These allowances are in addition to the tenant improvement allowances of $25.2 million included in the original lease agreement for the future facility.

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

Recently Issued Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also a party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2022 and 2021.

Segment Information

We have one business activity and operate in one reportable segment.

JOBS Act

We are an “emerging growth company” as described under the JOBS Act, and we could have taken advantage of an extended transition period for complying with new or revised accounting standards. This would have allowed us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen irrevocably to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"), which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company or a non-accelerated filer, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Nkarta, Inc.

Index to Financial Statements

For the years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Nkarta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nkarta, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 16, 2023

NKARTA, INC.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$37,494	$60,816
Short-term investments, available-for-sale	314,649	177,272
Prepaid expenses and other current assets	8,545	7,692
Total current assets	360,688	245,780
Restricted cash	2,743	2,098
Property and equipment, net	61,908	12,856
Operating lease right-of-use assets	45,749	11,678
Other long-term assets	1,850	1,491
Total assets	$472,938	$273,903
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,761	$1,112
Operating lease liabilities, current portion	4,249	2,484
Accrued and other current liabilities	16,036	9,347
Total current liabilities	22,046	12,943
Operating lease liabilities, net of current portion	78,685	9,975
Other long-term liabilities	—	18
Total liabilities	100,731	22,936
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 54,350,179 shares authorized at December 31, 2022; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2022; 48,877,806 and 32,971,107 shares issued and outstanding at December 31, 2022 and 2021, respectively	5	3
Additional paid-in capital	690,814	455,210
Accumulated other comprehensive loss	(679)	(150)
Accumulated deficit	(317,933)	(204,096)
Total stockholders' equity	372,207	250,967
Total liabilities and stockholders' equity	$472,938	$273,903

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	90,897	63,412
General and administrative	28,058	23,017
Total operating expenses	118,955	86,429
Loss from operations	(118,955)	(86,429)
Other income (expense), net:
Interest income	5,588	370
Other expense, net	(470)	(16)
Total other income (expense), net	5,118	354
Net loss	$(113,837)	$(86,075)
Comprehensive loss:
Net loss	(113,837)	(86,075)
Other comprehensive loss:
Unrealized loss on securities	(529)	(153)
Comprehensive loss	$(114,366)	$(86,228)
Net loss per share, basic and diluted	$(2.61)	$(2.62)
Weighted-average number of common shares used in net loss per share, basic and diluted	43,631,722	32,856,883

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at January 1, 2021	32,627,963	$3	$439,235	$(118,021)	$3	$321,220
Vesting of shares of common stock subject to repurchase	62,045	—	35	—	—	35
Issuance of common stock upon exercise of stock option	281,099	—	1,479	—	—	1,479
Share-based compensation expense	—	—	14,461	—	—	14,461
Unrealized loss on short-term investments	—	—	—	—	(153)	(153)
Net loss	—	—	—	(86,075)	—	(86,075)
Balance at December 31, 2021	32,971,107	$3	$455,210	$(204,096)	$(150)	$250,967
Vesting of shares of common stock subject to repurchase	15,278	—	15	—	—	15
Issuance of common stock upon exercise of stock option, net of repurchase	383,120	—	1,397	—	—	1,397
Issuance of common stock upon employee stock purchase plan	61,754	—	445	—	—	445
Issuance of common stock upon secondary offering, net of issuance costs	15,333,334	2	215,332	—	—	215,334
Issuance of common stock upon at-the-market offering, net of issuance costs	113,213	—	1,559	—	—	1,559
Share-based compensation expense	—	—	16,856	—	—	16,856
Unrealized loss on short-term investments	—	—	—	—	(529)	(529)
Net loss	—	—	—	(113,837)	—	(113,837)
Balance at December 31, 2022	48,877,806	$5	$690,814	$(317,933)	$(679)	$372,207

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(113,837)	$(86,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,856	14,461
Depreciation and amortization expense	2,637	1,756
Accretion of discount and amortization of premium on investments, net	(818)	3,237
Non-cash lease expense	3,935	367
Realized loss on investments	490	—
Others	—	(30)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,489)	(4,435)
Operating lease liabilities	32,469
Accounts payable and accrued and other liabilities	2,757	2,792
Net cash used in operating activities	(57,000)	(67,927)
Cash flows from investing activities:
Purchases of available-for-sale securities	(385,887)	(227,282)
Proceeds from maturities of available-for-sale securities	248,309	264,841
Purchase of property and equipment	(47,111)	(5,025)
Net cash provided by (used in) investing activities	(184,689)	32,534
Cash flows from financing activities:
Proceeds from secondary offering, net of issuance costs	215,611	—
Proceeds from ATM offering, net of issuance costs	1,559	—
Proceeds from ESPP purchases	445
Proceeds from stock option exercises	1,397	1,479
Payments of deferred offering costs	—	(277)
Net cash provided by financing activities	219,012	1,202
Net decrease in cash and cash equivalents	(22,677)	(34,191)
Cash, cash equivalents and restricted cash at beginning of year	62,914	97,105
Cash, cash equivalents and restricted cash at end of year	$40,237	$62,914
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$37,494	$60,816
Restricted cash	2,743	2,098
Total cash, cash equivalents and restricted cash	$40,237	$62,914
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property and equipment in accounts payable	$4,579	$238

See accompanying notes to the financial statements.

NKARTA, INC.

Notes to the Financial Statements

1. Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cells to treat cancer. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, and improve persistence for sustained activity in the body for the treatment of cancer. Nkarta’s goal is to develop off-the-shelf NK cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of December 31, 2022, the Company had an accumulated deficit of $317.9 million and cash, cash equivalents, restricted cash and short-term investments of $354.9 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP").

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may in the future affect the Company’s business and operations in the future. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2022. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

Short-term Investments

Short-term investments consist of commercial debt securities, commercial paper and Government securities, classified as available-for-sale securities and have maturities of greater than three months but less than one year. The Company has classified most of its available-for-sale investment securities as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value, and reports unrealized gains and losses as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the statement of operations and comprehensive loss.

Restricted Cash

The Company is required to maintain letters of credit related to its office and lab space lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. This cash is the collateral for those letters of credit and per the terms of the leases, must remain in place until one to two months after the termination of the leases. As the remaining terms of the leases as of December 31, 2022 is greater than one year, the related restricted cash has been classified as non-current.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2022, there has been no such impairment losses recorded by the Company.

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

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There has been no such liabilities recorded by the Company as of December 31, 2022.

Leases

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets ("ROU assets") which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the balance sheets.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company does not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.

Share-Based Compensation

Share-based compensation expense represents the cost of the grant-date fair value of employee, officer, director, and non-employee stock option, employee stock purchase plan, and restricted stock unit grants, estimated in accordance with the applicable accounting guidance, recognized using the straight-line method over the vesting period for service-based options, employee stock purchase plan rights and restricted stock units and using the graded vesting method for performance-based options. The vesting period generally approximates the expected service period of the awards. Forfeitures are recognized and accounted for as they occur.

The fair value of stock options and employee stock purchase plan rights are estimated using a Black-Scholes option pricing model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected term of the employee stock purchase plan rights equals the six-month look-back period. The expected volatility is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options. The fair value of restricted stock units is based on the closing price of the Company's common stock as reported on The Nasdaq Global Market on the date of grant.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include unvested common stock, unvested restricted stock options, and outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Recent Accounting Pronouncements

There were no significant updates to the recently issued accounting standards which may be applicable to the Company. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(113,837)	$(86,075)
Denominator:
Weighted average common shares outstanding	43,635,044	32,901,002
Less: weighted average unvested common stock issued upon early exercise of common stock options	(3,322)	(44,119)
Weighted average shares used to compute net loss per share, basic and diluted	43,631,722	32,856,883
Net loss per share, basic and diluted	$(2.61)	$(2.62)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2022	2021
Common stock options	5,519,275	4,204,686
Restricted stock units	356,728	—
Unvested common stock upon early exercise of common stock options	508	16,181
	5,876,511	4,220,867

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$36,494	$36,494	$—	$—
Short-term investments:
Corporate debt securities	$88,681	$—	$88,681	$—
Commercial paper	65,409	—	65,409	—
Government securities	160,559	—	160,559	—
Total short-term investments	$314,649	$—	$314,649	$—
Total	$351,143	$36,494	$314,649	$—

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$57,018	$57,018	$—	$—
Short-term investments:
Corporate debt securities	$111,466	$—	$111,466	$—
Commercial paper	21,272	—	21,272
U.S. Government securities	44,534	—	44,534	—
Total short-term investments	$177,272	$—	$177,272	$—
Total	$234,290	$57,018	$177,272	$—

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of commercial paper, corporate debt securities and Government securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $36.5 million and $57.0 million included in cash equivalents as of December 31, 2022 and 2021, respectively, were classified as Level 1 instruments.

Investments in corporate debt securities, commercial paper and Government securities included in short-term investments are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations.

The following tables summarize the Company’s short-term investments as of December 31, 2022 and 2021 (in thousands):

		December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$88,995	$(320)	$6	$88,681
Commercial paper	1 year or less	65,532	(123)	—	65,409
Government securities	1 year or less	160,801	(319)	77	160,559
Total		$315,328	$(762)	$83	$314,649

		December 31, 2021
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$111,548	$(89)	$7	$111,466
Commercial paper	1 year or less	21,272	—	—	21,272
U.S. Government securities	1 year or less	44,602	(68)	—	44,534
Total		$177,422	$(157)	$7	$177,272

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2022 and 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2022 and 2021. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value, except for investments totaling $67.6 million that were sold with a realized loss of $0.3 million in January 2023. The Company recorded this $0.3 million as an impairment loss for the year ended December 31, 2022. Unrealized gains and losses are included in accumulated other comprehensive loss.

The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company's policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $0.8 million and $1.0 million as of December 31, 2022 and 2021, respectively.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$5,616	$4,538
Other current assets	2,929	3,154
Total prepaid expenses and other current assets	$8,545	$7,692

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$4,402	$3,462
Furniture and fixtures	645	544
Research equipment	12,900	9,633
Computers and software	130	130
Construction-in-progress	49,655	2,274
Total property and equipment	67,732	16,043
Less accumulated depreciation and amortization	(5,824)	(3,187)
Total property and equipment, net	$61,908	$12,856

Depreciation and amortization expense were $2.6 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$6,691	$5,453
Accrued research and development costs	3,486	2,280
Accrued property and equipment	5,001	96
Other accrued and current liabilities	858	1,518
Total accrued and other liabilities	$16,036	$9,347

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease expense	$11,220	$2,581
Variable lease expense (1)	462	302
Short-term lease expense	45	92
Total lease expense	$11,727	$2,975

(1) Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,887	$2,239

The weighted-average remaining lease term was 10.8 years for the corporate office and laboratory space leases as of December 31, 2022. The corporate office lease includes an option to renew for an additional seven years. However, the renewal option was not included in the lease term for calculating the lease liability, as the renewal option allows the Company to maintain operational flexibility, and the Company was not reasonably certain that it would exercise the renewal option at the time of the lease commencement. The weighted-average discount rate was 9.8% as of December 31, 2022.

There were $59.5 million and $18.7 million in right-of-use assets obtained in exchange for operating lease liabilities resulting from new leases and from modifications of existing leases, respectively, for the year ended December 31, 2022.

Maturities of operating lease liabilities under existing operating leases as of December 31, 2022 were as follows (in thousands):

Year ending December 31,	Amount
2023	$11,206
2024	12,671
2025	13,033
2026	13,467
2027	13,917
2028 and thereafter	87,290
Total undiscounted future minimum lease payments	151,584
Less imputed interest	(60,813)
Less tenant improvement receivable	(7,837)
Total operating lease liabilities	$82,934
Operating lease liabilities:
Current	4,249
Non-current	78,685
Total lease liability	$82,934

In May 2018, the Company entered into a lease agreement for its corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the "Initial Lease Agreement"). In April 2019, the Company executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities and an extension to the lease term through April 2026.

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

In July 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease's legal commencement date (the "Additional Lease Agreement"). The lease for this additional space and the

Company's obligation to pay rent commenced in January 2022. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term. In 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the Landlord in connection with the Additional Lease Agreement.

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

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of December 31, 2022 and 2021.

Letters of Credit

The Company has $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date.

8. Collaboration and License Agreements

CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into the CRISPR Agreement with CRISPR to co-develop and co-commercialize an engineered CAR NK product candidate targeting the CD70 tumor antigen and a second novel NK plus T cell product candidate. In addition, the Company has received licenses from CRISPR for three CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to two more CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $4.2 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had a $1.3 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-licensed product candidate"), the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars for each CRISPR-licensed product candidate, as well as tiered royalties up to the mid-single digits on net product sales of such product. Further, for each CRISPR-licensed product candidate targeting a specified tumor antigen, the Company may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars for each CRISPR-licensed product candidate targeting the specified tumor antigen, as well as tiered royalties up to the mid-single digits on net product sales of such product. As of December 31, 2022, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

MaxCyte License Agreement

On October 26, 2021, the Company entered into a license agreement (the "MaxCyte Agreement") with MaxCyte, Inc. ("MaxCyte") to obtain non-exclusive clinical and commercial rights to use MaxCyte's cell loading technology to develop and commercialize in up to ten licensed products.

In connection with the MaxCyte Agreement, the Company must pay to MaxCyte annual research license fees and commercialization license fees, ranging from $0.1 million to $0.3 million, for each instrument licensed by the Company. Further, the Company could be required to make milestone payments to MaxCyte upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of certain of the Company’s licensed products. The aggregate potential milestone payments range from $10 million to $13 million per licensed product. Additionally, the Company may be required to make net sales milestone payments totaling between $61.9 million to $116.8 million per licensed product. As of December 31, 2022, no milestones have been achieved.

University of Singapore and St. Jude Children’s License Agreement

In August 2016, the National University of Singapore ("NUS") and St. Jude Children’s Research Hospital ("St. Jude") and the Company entered into a license agreement under which NUS and St. Jude (the "Licensors") granted the Company an exclusive, royalty-bearing, worldwide license to its patent rights related to a method for expanding natural killer cells; a chimeric receptor with NKG2D specificity; and a method for supporting autonomous natural killer cell function ("NUS and St. Jude License Agreement"). The NUS and St. Jude License Agreement provides the Company with the rights to grant and authorize sublicenses to make, have made, use, sell, offer for sale and import products and otherwise exploit the patent rights.

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

The Company recorded $37,000 license maintenance fees included as part of research and development expenses for each of the years ended December 31, 2022 and 2021.

9. Employee Benefits

On January 1, 2018, the Company adopted a defined contribution 401(k) plan that is available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. As part of the plan, the Company elected to make non-matching contributions via mandatory 3% of compensation safe harbor nonelective contributions. The Company recognized $0.8 million and $0.6 million for expense related to the nonelective 401(k) contributions for the years ended December 31, 2022 and 2021, respectively.

10. Stockholders’ Equity

Under the Amended and Restated Certificate of Incorporation dated July 14, 2020, the Company had a total of 100,000,000 authorized shares of common stock with a par value of $0.0001 per share and 54,350,179 authorized shares of preferred stock with a par value of $0.0001 per share.

Common Stock

On August 12, 2021, the Company filed a Registration Statement on Form S-3 (the "Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of up to $500.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, and rights and units. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on September 2, 2021. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") with Cowen and Company, LLC, as sales agent. As of December 31, 2022, the Company has issued and sold 113,213 shares of its common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

On April 28, 2022, the Company issued and sold 15,333,334 shares of its common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds to the Company from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses. The shares were issued pursuant to the Company’s Shelf Registration Statement.

11. Share-Based Compensation

Equity Incentive Plan

2015 Equity Incentive Plan

The Company granted options under its 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards and other stock awards, although only stock options were awarded under the 2015 Plan. Awards could be made to officers, directors, employees, non-employee directors, and consultants of the Company. In connection with the Board of Directors’ and stockholders’ approval of the 2020 Plan, the 2015 Plan was terminated as to future awards and any options then outstanding under the 2015 Plan remained outstanding and effective. As of December 31, 2022, there were an aggregate of 1,344,048 shares of common stock issuable upon the exercise of outstanding options issued under the 2015 Plan.

2020 Performance Incentive Plan

The Company’s 2020 Performance Incentive Plan (the "2020 Plan") which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO in July 2020. The 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors.

As of December 31, 2022, a total of 5,945,002 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 1,775,102 shares was available for issuance under the 2020 Plan as of December 31, 2022.

The following table summarizes the stock option activity during the year ended December 31, 2022 (in thousands, except number of shares, exercise prices and contractual term):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,204,686	$19.19	8.2
Granted	2,327,820	12.61
Exercised	(383,120)	3.62
Forfeited	(630,111)	21.99
Outstanding at December 31, 2022	5,519,275	$17.17	8.1	$2,915
Exercisable at December 31, 2022	2,337,753	$17.49	7.4	$1,957
Vested and expected to vest at December 31, 2022	5,519,275	$17.17	8.1	$2,915

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted closing market price of the Company’s common stock on the applicable date for all in-the-money stock options.

Additional information related to the Company’s stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Weighted-average grant-date fair value of stock option grants per share	$8.60	$30.87
Intrinsic value of options exercised	$4,268	$9,991

The following table summarizes the restricted stock unit activity during the year ended December 31, 2022:

	Number of shares	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2021	—	$—
Granted	389,388	12.62
Forfeited	(32,660)	12.15
Vested	—	—
Outstanding at December 31, 2022	356,728	$12.66	1.7

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 952,524 shares of the Company’s common stock were authorized for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. During 2022, 61,754 shares were issued under the ESPP resulting in aggregate cash proceeds of $0.4 million. There were no ESPP purchases in 2021. As of December 31, 2022, 890,770 shares remained available for issuance under the ESPP (after giving effect to share purchases made under the ESPP through and including the ESPP offering period that ended on November 30, 2022).

Liability for Early Exercise of Restricted Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. Shares subject to repurchase by the Company were 508 shares and 16,181 shares, as of December 31, 2022 and 2021, respectively, and in each case the related liability recorded under other accrued and other current liabilities in the condensed balance sheets was insignificant.

Common Stock Reserved for Future Issuance

As of December 31, 2022, the Company had reserved the following shares of common stock for future issuance:

December 31, 2022
Common stock options and restricted stock units granted and outstanding	5,876,003
Reserved for future equity award grants	1,775,102
Reserved for future ESPP issuances	890,770
8,541,875

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$7,326	$6,719
General and administrative	9,530	7,742
Total share-based compensation expense	$16,856	$14,461

The total unrecognized compensation cost related to stock options was $34.2 million, which is expected to be recognized over a weighted-average remaining service period of 2.5 years as of December 31, 2022. The total unrecognized compensation cost related to restricted stock units was $3.7 million, which is expected to be recognized over a weighted-average remaining service period of 3.2 years as of December 31, 2022. As of December 31, 2022, there was $0.1 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over a weighted-average remaining service period of .4 years.

Fair Value Disclosures

The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2022	2021
Options
Common stock fair value	$5.99 - $18.44	$15.35 - $54.89
Risk-free interest rate	1.6% - 4.2%	0.6% - 1.4%
Expected volatility	75.7% - 78.9%	77.3% - 79.9%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	—	—
ESPP
Risk-free interest rate	1.6% - 4.7%	—
Expected volatility	63.8% - 151.9%	—
Expected term (in years)	0.5	—
Expected dividend yield	—	—

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

12. Income Taxes

Due to the Company’s net losses for the years ended December 31, 2022 and 2021, and since the Company has a full valuation allowance against deferred tax assets, there was no tax provision or benefit for income taxes recorded in the years presented other than minimum amounts required for state tax purposes.

A reconciliation on income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021
Income tax benefit at statutory rates	$(23,906)	$(18,076)
State income tax, net of federal benefit	(1,566)	(1,005)
Permanent items	1,891	592
Research and development credits	(3,426)	(1,661)
Other	—	(515)
Change in valuation allowance	27,007	20,665
Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$36,732	$33,767
Depreciation and amortization	316	268
Research and development credits	11,999	6,984
Share-based compensation	3,552	2,245
Accrued expenses	1,367	1,189
Lease liability	19,062	2,616
Other, net	35	34
Section 174 Capitalized R&D	17,352	—
Total deferred tax assets	90,415	47,103
Valuation allowance for deferred tax assets	(71,368)	(44,361)
Deferred tax assets, net of valuation allowance	19,047	2,742
Deferred tax liabilities:
Right-of-use asset	(18,089)	(2,471)
Depreciation and amortization	(958)	(271)
Net deferred tax assets	$—	$—

The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The valuation allowance increased by $27.0 million and $20.7 million as of December 31, 2022 and 2021, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are substantially offset by a valuation allowance at December 31, 2022 and 2021. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

As of December 31, 2022, the Company had net operating loss ("NOL") carryforwards of approximately $153.3 million and $65.1 million, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. Of the $153.3 million federal NOL carryforwards, $0.2 million and $3.0 million will begin expiring in 2035 and 2036, respectively, if not utilized, while $150.1 million can be carried forward indefinitely. The state NOL carryforwards will begin expiring in 2036, if not utilized.

The Company also had federal and state research and development credit carry forwards of approximately $9.9 million and $5.6 million, respectively, at December 31, 2022. The federal credits will begin expiring in 2035 if not utilized. The California credits have no expiration date.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2019. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2022, its federal and state returns for the years ended 2015 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization. The balance of gross unrecognized tax benefits as of December 31, 2022 and 2021 was approximately $2.3 million and $1.4 million, respectively, all of which would affect the Company’s income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest and penalties for the years ended December 31, 2022 and 2021. The Company files income tax returns in the United States federal jurisdiction and the State of California and is not currently under examination by any taxing authority for any open tax year. Due to net operating loss carryforwards, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2022	2021
Balance at the beginning of the year	$1,359	$777
Increases (decreases) related to tax positions taken in prior years	(43)	(281)
Increases related to tax positions taken in current year	1,023	863
Balance at the end of the year	$2,339	$1,359

13. Subsequent Events

On March 10, 2023, Silicon Valley Bank ("SVB") in the United States was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve, and FDIC jointly announced that the FDIC will complete its resolution of SVB in a manner that fully protects all depositors. As of March 10, 2023, we held $2.7 million in collateral money market accounts supporting letters of credit issued by SVB to the Landlord in connection with the Initial Lease Agreement and Additional Lease Agreement. We are working with the Landlord to replace the letters of credit issued by SVB with letters of credit from a different financial institution.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Business Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020

3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-239301	4.1	7/2/2020

4.2	Amended and Restated Investors’ Rights Agreement, dated as of August 27, 2019, by and among Nkarta, Inc. and certain of its stockholders.	S-1	333-239301	4.2	6/19/2020

4.3	Description of Capital Stock	10-K	001-39370	4.3	3/25/2021

10.1#	Form of Indemnification Agreement between Nkarta, Inc. and each of its directors and executive officers.	S-1/A	333-239301	10.1	7/2/2020

10.2(A)#	2015 Equity Incentive Plan.	S-1	333-239301	10.2	6/19/2020

10.2(B)#	Form of Stock Option Agreement for 2015 Equity Incentive Plan.	S-1	333-239301	10.3	6/19/2020

10.3(A)#	2020 Performance Incentive Plan.	S-1/A	333-239301	10.4	7/2/2020

10.3(B)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-Q	001-39370	10.5	8/20/2020

10.3(C)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.					X

10.3(D)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-Q	001-39370	10.6	8/20/2020

10.3(E)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.					X

10.3(F)#	Form of Restricted Stock Unit Agreement between Nkarta, Inc. and certain of its officers and employees.					X

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	333-239301	10.5	7/2/2020

10.5#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 16, 2022.	10-K	001-39370	10.5	3/17/2022

10.6(A)#	Employment Offer Letter between Nkarta, Inc. and Paul Hastings.	S-1	333-239301	10.6	6/19/2020

10.6(B)#	Employment Offer Letter between Nkarta, Inc. and Dr. Nadir Mahmood	10-Q	001-39370	10.2	5/13/2021

10.6(C)#	First Amendment to Employment Offer Letter between Nkarta, Inc. and Dr. Nadir Mahmood	10-Q	001-39370	10.3	5/13/2021

10.6(D)#	Employment Offer Letter between Nkarta, Inc. and Dr. Alicia Hager	10-Q	001-39370	10.4	5/13/2021

10.8#	Form of Severance Agreement	8-K	001-39370	10.1	01/13/2021

10.9	Exclusive License Agreement between Nkarta, Inc., National University of Singapore and St. Jude Research Hospital, Inc.	S-1	333-239301	10.9	6/19/2020

10.10(A)	Lease Agreement, dated May 29, 2018, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.10	6/19/2020

10.10(B)	First Amendment to Lease Agreement, dated April 24, 2019, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.11	6/19/2020

10.10(C)	Second Amendment to Lease Agreement, dated May 5, 2020, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.12	6/19/2020

10.10(D)	Third Amendment to Lease Agreement, dated January 14, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-K	001-39370	10.10(D)	3/25/2021

10.10(E)	Fourth Amendment to Lease Agreement, dated October 19, 2021, by and between the Registrant and HCP Life Science REIT, Inc.	8-K	001-39370	10.1	10/22/2021

10.10(F)	Fifth Amendment to Lease Agreement, dated August 11, 2022, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-Q	001-39370	10.2	8/11/2022

10.11(A)	Lease, dated July 9, 2021, by and between Nkarta, Inc. and HCP BTC, LLC	8-K	001-39370	10.1	7/14/2021

10.11(B)	First Amendment to Lease, dated November 5, 2021, by and between Nkarta, Inc. and HCP BTC, LLC	10-Q	001-39370	10.2	11/10/2021

10.11(C)	Second Amendment to Lease, dated August 11, 2022, by and between Nkarta, Inc. and HCP BTC, LLC	10-Q	001-39370	10.1	08/11/2022

10.12(A)**	Research Collaboration Agreement, dated May 5, 2021, by and between Nkarta, Inc. and CRISPR Therapeutics AG	10-Q	001-39370	10.1	8/12/2021

10.12(B)**	Amendment No. 1 to the Research Collaboration Agreement, dated May 4,	10-Q	001-39370	10.1	5/12/2022

2022, by and between Nkarta, Inc. and CRISPR Therapeutics AG

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

Nkarta, Inc.

Date: March 16, 2023	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hastings	Chief Executive Officer and Director	March 16, 2023
Paul J. Hastings	(Principal Executive Officer)

/s/ Nadir Mahmood	Chief Financial and Business Officer	March 16, 2023
Nadir Mahmood, Ph.D.	(Principal Financial and Accounting Officer)

/s/ Fouad Azzam	Director	March 16, 2023
Fouad Azzam, Ph.D., MBA

/s/ Ali Behbahani	Director	March 16, 2023
Ali Behbahani, M.D., MBA

/s/ Michael Dybbs	Director	March 16, 2023
Michael Dybbs, Ph.D.

/s/ Simeon George	Director	March 16, 2023
Simeon George, M.D., MBA

/s/ Leone Patterson	Director	March 16, 2023
Leone Patterson, MBA

/s/ Zachary Scheiner	Director	March 16, 2023
Zachary Scheiner, Ph.D.

/s/ Laura Shawver	Director	March 16, 2023
Laura Shawver, Ph.D.

/s/ Angela Thedinga	Director	March 16, 2023
Angela Thedinga