Form 10-Q
period 2023-03-31
Nkarta, Inc.
filed 2023-05-11
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 48,934,928 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$53,666	$37,494
Short-term investments	269,675	314,649
Prepaid expenses and other current assets	8,847	8,545
Total current assets	332,188	360,688
Long-term investments	6,016	—
Restricted cash	2,743	2,743
Property and equipment, net	69,777	61,908
Operating lease right-of-use assets	45,575	45,749
Other long-term assets	1,870	1,850
Total assets	$458,169	$472,938
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,411	$1,761
Operating lease liabilities, current portion	5,752	4,249
Accrued and other current liabilities	14,818	16,036
Total current liabilities	25,981	22,046
Operating lease liabilities, net of current portion	85,542	78,685
Total liabilities	111,523	100,731
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	5	5
Additional paid-in capital	695,563	690,814
Accumulated other comprehensive loss	(174)	(679)
Accumulated deficit	(348,748)	(317,933)
Total stockholders’ equity	346,646	372,207
Total liabilities and stockholders’ equity	$458,169	$472,938

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$26,135	$19,568
General and administrative	8,178	6,530
Total operating expenses	34,313	26,098
Loss from operations	(34,313)	(26,098)
Other income (expense), net:
Interest income	3,465	112
Other income (expense), net	33	(1)
Total other income, net	3,498	111
Net loss	$(30,815)	$(25,987)
Other comprehensive loss:
Net unrealized gain (loss) on investments	505	(456)
Comprehensive loss	$(30,310)	$(26,443)
Net loss per share, basic and diluted	$(0.63)	$(0.79)
Weighted average shares used to compute net loss per share, basic and diluted	48,921,326	32,992,582

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	48,877,806	$5	$690,814	$(679)	$(317,933)	$372,207
Vesting of shares of common stock subject to repurchase	395	—	2	—	—	2
Issuance of common stock upon exercise of stock options	253	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	50,469	—	—	—	—	—
Share-based compensation expense	—	—	4,746	—	—	4,746
Unrealized gain on investments	—	—	—	505	—	505
Net loss	—	—	—	—	(30,815)	(30,815)
Balance, March 31, 2023	48,928,923	$5	$695,563	$(174)	$(348,748)	$346,646

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	32,971,107	$3	$455,210	$(150)	$(204,096)	$250,967
Vesting of shares of common stock subject to repurchase	10,924	—	6	—	—	6
Issuance of common stock upon exercise of stock options	21,067	—	79	—	—	79
Share-based compensation expense	—	—	4,097	—	—	4,097
Unrealized loss on short-term investments	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(25,987)	(25,987)
Balance, March 31, 2022	33,003,098	$3	$459,392	$(606)	$(230,083)	$228,706

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,815)	$(25,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,746	4,097
Depreciation and amortization	797	610
Accretion and amortization of premiums and discounts on investments, net	(2,253)	727
Realized gain on investments	(34)	—
Non-cash lease expense	545	1,380
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(406)	1,460
Operating lease liabilities	7,992	1,614
Accounts payable and accrued and other liabilities	(1,330)	(2,159)
Net cash used in operating activities	(20,758)	(18,258)
Cash flows from investing activities:
Purchases of property and equipment	(4,823)	(1,770)
Purchases of investments	(84,288)	(28,472)
Maturities of investments	126,040	29,216
Net cash provided by (used in) investing activities	36,929	(1,026)
Cash flows from financing activities:
Proceeds from stock option exercises	1	79
Net cash provided by financing activities	1	79
Net increase (decrease) in cash and cash equivalents	16,172	(19,205)
Cash, cash equivalents, and restricted cash beginning of period	40,237	62,914
Cash, cash equivalents, and restricted cash end of period	$56,409	$43,709
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$53,666	$41,611
Restricted cash	2,743	2,098
Total cash, cash equivalents and restricted cash	$56,409	$43,709
Supplemental disclosures of non-cash investing activities:
Acquisitions of property and equipment in accounts payable	$3,761	$37

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of March 31, 2023, the Company had an accumulated deficit of $348.7 million and cash, cash equivalents, restricted cash and investments of $332.1 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash, cash equivalents, restricted cash and investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

On March 17, 2023, the Company filed a Registration Statement on Form S-3, as amended by the Form S-3/A filed on April 24, 2023 (the "Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of up to $350.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units, including up to $120.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units registered on the Company’s Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission (the "SEC") on September 2, 2021 (the "Prior Registration Statement") that have not yet been sold. The Shelf Registration Statement was declared effective by the SEC on May 5, 2023.

On August 12, 2021, the Company entered into a sales agreement with Cowen and Company, LLC, a sales agent, to provide for the offering, issuance and sale of up to an aggregate of $150.0 million of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") pursuant to the Prior Registration Statement and subject to the limitations thereof. For the three months ended March 31, 2023, no sales of the Company’s common stock were made pursuant to the ATM Offering Program.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2023 and for the three-months ended March 31, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on March 16, 2023.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may affect the Company’s business and operations in the future. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2022 or the three months ended March 31, 2023. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to preclinical studies, fair value of assets and liabilities, leases, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include convertible preferred stock prior to the conversion of such shares to common stock, unvested common stock, and outstanding stock options under the Company’s equity incentive plans, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(30,815)	$(25,987)
Denominator:
Weighted average common shares outstanding	48,921,535	33,000,238
Less: weighted average unvested common stock issued upon early exercise of common stock options	(209)	(7,656)
Weighted average shares used to compute net loss per share, basic and diluted	48,921,326	32,992,582
Net loss per share, basic and diluted	$(0.63)	$(0.79)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of March 31,
	2023	2022
Common stock options	6,820,096	5,070,367
Restricted stock units	799,930	229,418
Unvested common stock upon early exercise of common stock options	113	5,257
	7,620,139	5,305,042

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$52,666	$52,666	$—	$—
Short-term investments:
Corporate debt securities	$50,351	$—	$50,351	$—
Commercial paper	20,298	—	20,298	—
U.S. Government securities	199,026	—	199,026	—
Total short-term investments	269,675	—	269,675	—
Long-term investments:
U.S. Government securities	$6,016	$—	$6,016	$—
Total	$328,357	$52,666	$275,691	$—

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$36,494	$36,494	$—	$—
Short-term investments:
Corporate debt securities	$88,681	$—	$88,681	$—
Commercial paper	65,409	—	65,409	—
Government securities	160,559	—	160,559	—
Total short-term investments	314,649	—	314,649	—
Total	$351,143	$36,494	$314,649	$—

Cash Equivalents and Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term and long-term investments. Cash equivalents consisted of money market funds and short-term and long-term investments consisted of commercial paper, government securities and corporate bonds. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $52.7 million and $36.5 million as of March 31, 2023 and December 31, 2022, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $275.7 million and $314.6 million as of March 31, 2023 and December 31, 2022, respectively, were classified as Level 2 instruments. As of March 31, 2023, marketable securities of $269.7 million were included in short-term investments and marketable securities of $6.0 million were included in long-term investments. As of December 31, 2022, marketable securities of $314.6 million were included in short-term investments. Accrued interest receivable related to investments was $0.6 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s investments accounted for as available-for-sale securities as of March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$50,478	$(127)		$50,351
Commercial paper	1 year or less	20,341	(43)	—	20,298
U.S. Government securities	1 year or less	199,057	(166)	135	199,026
U.S. Government securities	Greater than 1 year	5,989	—	27	6,016
Total		$275,865	$(336)	$162	$275,691

		December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$88,995	$(320)	$6	$88,681
Commercial paper	1 year or less	65,532	(123)	—	65,409
Government securities	1 year or less	160,801	(319)	77	160,559
Total		$315,328	$(762)	$83	$314,649

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2023 and December 31, 2022. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

During the three months ended March 31, 2023, there were immaterial realized gains recognized on available-for-sale securities sold in the period. There was no realized gain or loss on available-for-sale securities for the three months ended March 31, 2022. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$5,475	$5,616
Other current assets	3,372	2,929
Total prepaid expenses and other current assets	$8,847	$8,545

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$4,402	$4,402
Furniture and fixtures	645	645
Research equipment	13,900	12,900
Computers and software	404	130
Construction in progress	57,047	49,655
Total property and equipment, gross	76,398	67,732
Less accumulated depreciation and amortization	(6,621)	(5,824)
Total property and equipment, net	$69,777	$61,908

Depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$3,768	$6,691
Accrued research and development costs	4,856	3,486
Accrued property and equipment	5,142	5,001
Other accrued and current liabilities	1,052	858
Total accrued and other liabilities	$14,818	$16,036

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California, as well as for an additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $2.7 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. The total cash received for operating leases included in the operating cash flows was $5.8 million and $0.3 million, inclusive of $7.8 million and $0.9 million of cash received related to tenant improvement allowance reimbursement less $2.0 million and $0.6 million of rent payments, for the three months ended March 31, 2023 and 2022, respectively. The weighted-average remaining lease term was 10.5 years for the corporate office, laboratory space leases, and additional facility as of March 31, 2023. The weighted-average discount rate was 9.7% as of March 31, 2023.

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

In July 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date (the "Additional Lease Agreement"). The lease for this additional space and the Company's obligation to pay rent commenced in January 2022. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term. In 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the landlord in connection with the Additional Lease Agreement.

In November 2021, the Company entered into an amendment to the Additional Lease Agreement. The lease amendment expressly includes manufacturing as a permitted use at the facility, clarifies that Silicon Valley Bank ("SVB") is an acceptable bank for purposes of issuing a letter of credit under the lease, revises the letter of credit transferability terms and replaces the form of letter of credit attached to the lease.

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

In March 2023, the Company held $2.7 million in collateral money market accounts supporting letters of credit issued by SVB to the landlord in connection with the Initial Lease Agreement and Additional Lease Agreement. In April 2023, the Company replaced the $2.7 million in letters of credit issued by SVB with letters of credit in the same amount from a different financial institution, and the Company entered into a third amendment to the Additional Lease Agreement. The lease amendment clarifies the form of letter of credit. The other terms of the Additional Lease Agreement, as amended, remain unchanged.

Maturities of operating lease liabilities under existing operating leases as of March 31, 2023 were as follows (in thousands):

Year ending December 31,	Amount
2023 (remaining nine months)	$9,404
2024	12,823
2025	13,033
2026	13,467
2027	13,917
2028 and thereafter	87,290
Total undiscounted future minimum lease payments	149,934
Less imputed interest	(58,640)
Total operating lease liabilities	$91,294
Operating lease liabilities:
Current	5,752
Non-current	85,542
Total lease liability	$91,294

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.

Letters of Credit

As of March 31, 2023, the Company had $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date. The letters of credit are presented as restricted cash in the condensed balance sheet.

Contingencies

The Company, from time to time, may be involved in litigation arising in the ordinary course of business. The Company assesses its potential liability in such situations by analyzing potential outcomes, assuming various litigation, regulatory and settlement strategies. If the Company determines a loss is probable and its amount can be reasonably estimated, the Company accrues an amount equal to the estimated loss. No losses and no provision for a loss contingency have been recorded to date.

Purchase Commitments

The Company enters into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore the Company believes that non-cancelable obligations under these agreements are not material.

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the "CRISPR Agreement") with CRISPR Therapeutics AG ("CRISPR") to co-develop and co-commercialize an allogeneic, off-the-shelf chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"). In May 2022, the CRISPR Agreement was amended to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified

TA") and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $0.9 million and $1.0 million for the three months ended March 31, 2023, respectively. As of March 31, 2023, the Company had a $2.3 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of March 31, 2023, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

9. Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Performance Incentive Plan (the "2020 Plan"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the Company’s initial public offering in July 2020 ("IPO"). Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s 2015 Equity Incentive Plan (the "2015 Plan"). The 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors.

As of March 31, 2023, a total of 8,388,917 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,424,272 shares were available for issuance under the 2020 Plan as of March 31, 2023.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended March 31, 2023:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2022	5,519,275	$17.17	8.1
Granted	1,363,428	5.54
Exercised	(253)	3.89
Forfeited	(62,354)	14.52
Outstanding at March 31, 2023	6,820,096	$14.87	8.3
Exercisable at March 31, 2023	2,697,880	$17.16	7.3
Vested and expected to vest at March 31, 2023	6,820,096	$14.87	8.3

The weighted-average grant date fair value of stock option grants was $4.22 per share for the three months ended March 31, 2023.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the three months ended March 31, 2023:

	Number of shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	356,728	$12.66
Granted	503,639	5.57
Vested	(50,469)	12.14
Forfeited	(9,968)	9.31
Outstanding at March 31, 2023	799,930	$8.27

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 1,441,307 shares of the Company’s common stock were authorized for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of March 31, 2023, 61,754 shares had been issued under the ESPP, and 1,379,553 shares remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP through and including the offering period on November 30, 2022). As of March 31, 2023, employee contributions to the ESPP were $0.5 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,082	$1,855
General and administrative	2,664	2,242
Total share-based compensation	$4,746	$4,097

The total unrecognized compensation cost related to unvested stock options was $35.2 million, which is expected to be recognized over a weighted-average remaining service period of 2.8 years as of March 31, 2023. The total unrecognized compensation cost related to unvested restricted stock units was $6.0 million, which is expected to be recognized over a weighted-average remaining service period of 3.5 years as of March 31, 2023. As of March 31, 2023, there was $0.1 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over a weighted-average remaining service period of 0.2 years.

Liability for Early Exercise of Restricted Stock Options

Shares subject to repurchase by the Company were 113 shares and 508 shares, as of March 31, 2023 and December 31, 2022, respectively, and in each case the related liability recorded under other accrued and other current liabilities in the condensed balance sheets was insignificant.

10. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2023 and 2022. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 16, 2023 for the fiscal year ended December 31, 2022, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those risks and uncertainties set forth in the sections titled “Risk Factors” of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above. Unless the context otherwise requires, the terms “Company,” “Nkarta, Inc.,” “we,” “us,” or “our” refer to Nkarta, Inc. We do not have any subsidiaries.

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

NKX101 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") and higher risk myelodysplastic syndromes ("MDS"). This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX101. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

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

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our IPO completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, the secondary offering of our common stock completed in April 2022, the proceeds from the sale of our common stock pursuant to the ATM Offering Program, and with proceeds from our previous collaboration. We have incurred a net loss of $113.8 million and $86.1 million during the years ended December 31, 2022 and 2021, respectively, and $30.8 million and $26.0 million during the three months ended March 31, 2023 and 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $348.7 million. At March 31, 2023, we had cash, cash equivalents, restricted cash and investments of $332.1 million.

We expect our operating expenses to significantly increase as we continue to develop and seek regulatory approvals for our product candidates, engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, maintain and expand our product manufacturing capabilities, and ultimately establish a commercial organization. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the "JOBS Act") as further described under “—JOBS Act” below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, and our expenditures on other research and development activities.

On March 17, 2023, we filed the Registration Statement on Form S-3, as amended by the Form S-3/A filed on April 24, 2023 (the "Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of up to $350.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units (including up to $120.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units registered on our Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission (the "SEC") on September 2, 2021 (the "Prior Registration Statement") that have not yet been sold). The Shelf Registration Statement was declared effective by the SEC on May 5, 2023.

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

Leadership

On March 28, 2023, Dr. Nadir Mahmood notified us of his decision to resign as our Chief Financial and Business Officer to take a position as chief executive officer of a private biotechnology company. Dr. Mahmood’s resignation is effective June 30, 2023.

Update on COVID-19, Macroeconomic Conditions, and Supply Disruptions

Our operations have been and may in the future be impacted by outbreaks of the COVID-19 pandemic, as well as by global and national economic and market conditions generally.

Disruptions in the global supply chain due to COVID-19 outbreaks or other factors have resulted in limited disruptions in the supply of our product candidates, as well as global supply shortages of certain materials that we and our contract development and manufacturing organization ("CDMOs") partners use for research and current good manufacturing practice ("cGMP") manufacturing, such as certain raw materials, cell culture media, disposable plastics, and equipment. To the extent there is a subsequent outbreak of COVID-19, or if such an outbreak begins to significantly impact essential distribution systems or our third-party manufacturers, contractors or suppliers, we may experience further disruptions in our supply chain and operations with associated delays in the manufacturing and supply of our product candidates.

In addition, we could experience delays in the construction of our commercial-scale cGMP manufacturing facility and future headquarters due to the COVID-19 pandemic or current macroeconomic conditions. We saw significant inflation in construction costs in 2022, which has negatively affected the costs of constructing our new facility, and inflation may continue to impact our future construction and maintenance costs. In addition, global supply chain disruptions, including procurement delays and long lead times on certain pieces of equipment and materials, have impacted and could in the future further adversely impact the scheduled completion and/or costs of constructing our new facility.

A shortage of fludarabine, an agent commonly used in oncology, including in LD, was initially reported in 2022 and is ongoing. Fludarabine is used in our NKX101 and NKX019 clinical trials prior to treatment with our product candidates. Certain of our clinical trial sites have indicated that they are experiencing a shortage of fludarabine. Although we and our clinical sites have taken steps to try to mitigate any impact of the shortage on our clinical trials, enrollment has been delayed at certain of our clinical trial sites, and we could continue to experience enrollment delays due to the fludarabine shortage in the future.

We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of outbreaks, inflation, financial conditions affecting the banking system and financial markets, labor shortages, and supply chain matters on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our contract research organizations ("CROs"), CDMOs, and clinical trial sites, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Direct external development program expenses:
NKX101	$4,944	$3,486
NKX019	4,784	2,323
CD70	468	581
NK+T	55	23
Program 5	—	31
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	10,365	8,726
Others	6,419	5,447
Partner cost sharing	(900)	(1,049)
Total research and development costs	$26,135	$19,568

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments and adjustments related to amortization of purchase premiums and accretion of discounts of investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$26,135	$19,568	$6,567
General and administrative	8,178	6,530	1,648
Total operating expenses	34,313	26,098	8,215
Loss from operations	(34,313)	(26,098)	(8,215)
Other income (expense), net:
Interest income	3,465	112	3,353
Other income (expense), net	33	(1)	34
Total other income, net	3,498	111	3,387
Net loss	$(30,815)	$(25,987)	$(4,828)

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and development expenses. Research and development expenses were $26.1 million and $19.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $6.6 million was primarily due to an increase in personnel costs of $1.6 million as a result of continued growth in headcount, an increase of $3.8 million in program costs primarily relating to NKX101 and NKX019 and an increase of $1.0 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses. The increase in program costs relating to NKX101 and NKX019 was primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $8.2 million and $6.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $1.6 million was primarily due to an increase in personnel costs of $1.1 million, including an increase of $0.4 million in share-based compensation expense as a result of continued growth in headcount, and an increase of $0.6 million in legal and consulting expenses.

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

Interest income. Interest income was $3.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Interest income was due to interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents, restricted cash and investments of $332.1 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock.

On March 17, 2023, we filed a Shelf Registration Statement on Form S-3, as amended by the Form S-3/A filed on April 24, 2023, covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act, of up to $350.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units(including up to $120.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units registered on our Prior Registration Statement, that have not yet been sold. The Shelf Registration Statement was declared effective by the SEC on May 5, 2023.

The Prior Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of our common stock through the ATM Offering Program with Cowen and Company, LLC, as sales agent. For the three months ended March 31, 2023, no sales of our common stock were made pursuant to the ATM Offering Program.

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

We believe that our current cash, cash equivalents, restricted cash and investments as of March 31, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(20,758)	$(18,258)
Net cash provided by (used in) investing activities	36,929	(1,026)
Net cash provided by financing activities	1	79
Net increase (decrease) in cash and cash equivalents	$16,172	$(19,205)

Operating Activities

Net cash used in operating activities was $20.8 million and $18.3 million for the three months ended March 31, 2023 and 2022, respectively. The net cash used in operating activities for the three months ended March 31, 2023 was primarily due to our net loss of $30.8 million, adjusted for $10.1 million of net non-cash charges consisting primarily of share-based compensation of $4.7 million, depreciation and amortization of $0.8 million, investment accretion and amortization of $2.3 million, non-cash lease expense of $0.5 million and a $6.3 million net change in operating assets and liabilities. The net cash used in operating activities for the three months ended March 31, 2022 was primarily due to our net loss of $26.0 million, adjusted for $7.7 million of net non-cash charges consisting primarily of share-based compensation of $4.1 million, depreciation and amortization of $0.6 million, investment accretion and amortization of $0.7 million, non-cash lease expense of $1.4 million and a $0.9 million net change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $36.9 million and net cash used in investing activities was $1.0 million for the three months ended March 31, 2023 and 2022, respectively. The net cash provided by investing activities for the three months ended March 31, 2023 was primarily due to proceeds from sales and maturities of investments of $126.0 million, partially offset by purchases of investments of $84.3 million and purchases of property and equipment of $4.8 million primarily related to the construction of our manufacturing facility. The net cash used in investing activities for the three months ended March 31, 2022 was primarily due to purchases of short-term investments of $28.5 million and purchases of property and equipment of $1.8 million primarily related to the construction of our manufacturing facility, partially offset by proceeds from maturities of short-term investments of $29.2 million.

Financing Activities

Net cash provided by financing activities was immaterial for the three months ended March 31, 2023, primarily due to the proceeds from the exercise of stock options. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, primarily due to proceeds from the exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents, restricted cash and investments will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing therapeutic product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Material Cash Requirements

As of March 31, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the Securities and Exchange Commission ("SEC") on March 16, 2023, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $30.8 million, $113.8 million and $86.1 million for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $348.7 million as of March 31, 2023. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
continue the clinical development of NKX101 and NKX019;

•
advance additional product candidates to clinical trials, including product candidates under the collaboration with CRISPR Therapeutics AG ("CRISPR");
•
develop our current product candidates for additional disease indications;
•
seek to discover and develop additional product candidates;
•
establish and qualify our own clinical- and commercial-scale current good manufacturing practice ("cGMP") facilities;
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

We have never generated revenue from product sales and may never achieve or maintain profitability.*

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our two lead product candidates, NKX101 and NKX019. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the United States Food and Drug Administration ("FDA") nor any other regulatory authority has approved NKX101, NKX019 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as NKX101, NKX019 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators’, success in:

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
•
obtaining market acceptance of our product candidates as a viable clinical option;
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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), and our "at the market" equity offering program (the "ATM Offering Program"). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of March 31, 2023, we had cash, cash equivalents, restricted cash and investments of $332.1 million. Our research and development expenses increased from $63.4 million for the year ended December 31, 2021 to $90.9 million for the year ended December 31, 2022 and increased from $19.6 million for the three months ended March 31, 2022 to $26.1 million for the three months ended March 31, 2023.

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

Our success depends on our ability to utilize our chimeric antigen receptor-natural killer cell ("CAR NK") technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. Phase 1 clinical trials to evaluate our first two CAR NK product candidates in humans are ongoing. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK engineering technology.

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

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA") types matched between donor and recipient. Our ongoing NKX101 Phase 1 clinical trial evaluated product manufactured from patient specific haplo-related donors and completely unrelated donors (used off the shelf).

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

Furthermore, the killer immunoglobulin-like receptor ("KIR") is found on the surface of NK cells and recognizes certain HLA types. If there is a match between KIR and the HLA type, KIR acts as a natural inhibitor of NK activity, thereby serving to prevent immune reactions against an individual’s own cells. In both NKX101 and NKX019 Phase 1 clinical trials, product is administered regardless of specific KIR phenotype. As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials. We also continue to analyze for donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our products in the clinic.

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

In addition, disruptions caused by or related to the COVID-19 pandemic or other health epidemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. For example, we periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. If these health authorities need to prioritize efforts related to future waves of the COVID-19 pandemic or other health epidemics, then we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, refusal to accept or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

As regulatory expectations regarding the genome editing of cellular therapies continue to evolve with data emerging on chromosomal abnormalities from CAR T therapies or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"), which we are collaborating with CRISPR on could be impacted. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which, as a result, could slow development of our gene-edited product candidates and increase expenses.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, passed in December 2022, the Food and Drug Omnibus Reform Act ("FDORA") requires sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

In December 2022, we announced data from the dose escalation portion of the multi-center Phase 1 clinical trial of NKX019 for the treatment of B-cell malignancies. The dose-expansion portion of the Phase 1 study is ongoing. NKX019 is being investigated in dose expansion cohorts as a combination therapy with rituximab, as well as a monotherapy, in both patients with large B-cell lymphoma ("LBCL") who have previously received autologous CD19 CAR T-cell therapy and those who have not. Due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have had increasing difficulty, and may continue to have increased difficulty, enrolling subjects into our NKX019 trial who have not previously been exposed to a CD19-directed cellular therapy. This has impacted the ability to obtain data about NKX019 activity in certain patient populations and slowed enrollment. If we are unable to enroll sufficient numbers of patients who have not previously received CD19 CAR T-cell therapy in our current or future NKX019 clinical trials in a timely manner, the clinical development and subsequent commercialization of NKX019 for treatment of those patient populations may be delayed or may not be possible at all. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, because NKX101 and NKX019 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX101 or NKX019 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We need to compete with many ongoing clinical trials and approved therapies to recruit patients into our clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have had increasing difficulty in our NKX019 clinical trial and may continue to have increased difficulty in our current or future NKX019 clinical trials, enrolling subjects who have not previously been exposed to a CD19-directed cellular therapy. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

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

Our operations, as well as the operations of some of our contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, were impacted by the COVID-19 pandemic and may in the future be similarly impacted by further outbreaks of COVID-19 variants or other health epidemics. For example, we experienced some delays in construction of our cGMP manufacturing facilities and in our internal research efforts as a result of the COVID-19 pandemic. COVID-19 also caused global supply shortages of certain materials, such as certain raw materials, cell culture media, disposable plastics, and equipment, that we and our CDMOs use for research and cGMP manufacturing. Due to the COVID-19 pandemic, some of our CROs experienced employee turnover/attrition, delays, or disruptions and some of our clinical trial sites had to temporarily restrict enrollment into clinical protocols. Supply chain and operational disruptions due to COVID-19 contributed to certain enrollment delays in our NKX101 clinical trial. In addition, we had minor delays in setting up certain clinical sites in our NKX019 clinical trial due to COVID-19 restrictions due to repurposing of healthcare personnel and facilities to support local pandemic efforts.

The COVID-19 pandemic also impacted, and further COVID-19 outbreaks may impact in the future, the regulatory authorities to which we are subject in our industry, which may, in turn, hamper or delay our clinical development efforts. For instance, the COVID-19 pandemic resulted in a significant increase in the FDA workload, as well as the need to reprioritize the projects under review, and future outbreaks of COVID-19 or other epidemics may do so again in the future.

We cannot predict the potential future impacts of further outbreaks of COVID-19, including its variants, or the emergence of another health epidemic on us, our research partners, including CRISPR, and other third parties with whom we conduct business. As a result of a further COVID-19 outbreak or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX101 and NKX019 clinical trials;

•
delays or difficulties in clinical site initiation, including difficulties in recruiting and training clinical site investigators and clinical site staff;
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

On January 30, 2022, it was announced that the U.S. public health emergency declaration related to COVID-19 ("PHE Declaration") would end on May 11, 2023. On March 13, 2023, the FDA issued a Federal Register notice indicating that certain of the agency’s COVID-19 related guidance is being revised to continue in effect after expiration of the PHE Declaration. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

The extent of any delays or impacts due to further COVID-19 outbreaks or similar health epidemics, or government regulations in response to such outbreaks or epidemics, will depend on future developments that are highly uncertain and cannot be predicted with confidence, but these delays could have a material impact on our business, financial condition, and/or results of operations.

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

In addition, changes in regulatory frameworks may impact our clinical development programs. For instance, the recent enactment of FDORA introduces reforms intending to expand the FDA’s ability to regulate products receiving accelerated approval. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval in addition to being completed within a specified time period following approval. FDORA also requires the FDA to specify the conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. Additionally, FDORA increased the FDA’s oversight of confirmatory trials and created a formal procedure to withdraw products approved through accelerated approval on an expedited basis for non-compliance with post-approval requirements. It is unclear how these proposals, future policy changes, and changes in FDA regulation will impact our clinical development programs.

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

If third parties that we rely on to conduct clinical trials do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates.*

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct or otherwise support clinical trials for our product candidates. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including good clinical practices ("GCP") for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the European Union member states, and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials do not deviate from GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. The COVID-19 pandemic and government measures taken in response have also had a significant impact on our CROs, and we expect that they will face further disruption, which may affect our ability to initiate and complete our preclinical studies and clinical trials. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In May 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing up to two (2) allogeneic, gene-edited NK cell therapies and one (1) allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first product candidate being developed in partnership with CRISPR is NKX070, and together with CRISPR, we may advance NKX070 for the treatment of solid tumors and blood cancers. The second product candidate being developed in partnership with CRISPR is NK+T. Additionally, under the CRISPR Agreement, CRISPR will also grant non-exclusive licenses to us on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology. In May 2022, we amended the CRISPR Agreement to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA") and incorporate associated development and regulatory approval milestones and sales based royalties.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2023, we had 165 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
•
manage our in-house clinical cGMP manufacturing facility and establish and validate our commercial cGMP manufacturing facility; and
•
continue to improve our operational, financial and management controls, reports systems and procedures.

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

Our manufactured product candidates may fail to meet the required specifications for any of a variety of reasons, including variability in starting material, deviations from normal manufacturing process, or insufficient optimization of specific process steps. This failure to meet specifications could result in supply shortages, or delays related to obtaining additional regulatory, site and patient approvals to continue dosing patients in the clinical trial. If the required additional approvals cannot be obtained, additional delays may occur as manufacturing would need to be restarted and/or the patient may be unable to remain in the study. Any delay in the clinical development or commercialization of NKX101, NKX019, or our other product candidates could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Although we are manufacturing NKX019 in our own internal manufacturing facility for the NKX019 Phase 1 clinical trial, and plan to manufacture other product candidates, including NKX101, in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our early-stage clinical trials has been completed, we do not yet have a cGMP facility for the commercial-scale manufacture of our product candidates. We are currently building a commercial-scale cGMP manufacturing facility. Building and maintaining a commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future outbreaks of COVID-19 variants and related restrictions could impact our ability to properly staff production of our product candidates. We experienced delays in the construction of our cGMP manufacturing facilities due to the COVID-19 pandemic and current macroeconomic conditions and may in the future experience similar delays due to future COVID-19 outbreaks. Current inflationary pressures are negatively affecting and could continue to negatively affect the costs of constructing our commercial-scale manufacturing facility. Global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of constructing our commercial-scale manufacturing facility. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

In addition, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including NKSTIM and viral vectors. Even though we have established our own internal cGMP facility for clinical supply of certain product candidates, and even if we successfully establish our own cGMP manufacturing facility for manufacture of our product candidates on a commercial scale, we will continue to outsource manufacturing of certain materials necessary for production of our product candidates. If we are unable to outsource the manufacturing of these materials or our established third-party manufacturers delay delivery of or fail to provide certain materials as needed for the production of our product candidates, then the production of our clinical or commercial supply may be impacted.

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

Our manufacturing process for NKX101 and for NKX019 depends on the use of the Miltenyi CliniMACS® Plus system, and related reagents, all of which are only available from Miltenyi as the sole supplier. In addition, some of these reagents, at the time of procurement, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain.

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

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a cGMP facility in South San Francisco, California that allows us to supply the product candidates needed for our early-stage clinical trials. We are also building a facility for the commercial-scale manufacture of our product candidates. The design, construction, qualification, regulatory approvals and maintenance for such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

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

Risks Related to Our Intellectual Property

If our license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. is terminated, we could lose our rights to key components enabling our NK cell engineering platform.*

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc. (the "Licensors"). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license to specified patents and patent applications related to NK cell technology in the field of therapeutics. We are reliant upon certain rights and proprietary technology provided to us under this license for the production and development of certain of our product candidates, such as NKX101, NKX019 and NKX070. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, including NKX101, NKX019 and NKX070, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

Furthermore, our license agreement with the Licensors is field-specific and has been granted to us in the field of therapeutics. This license agreement permits the Licensors to practice the licensed rights, and to allow non-profit academic third parties to practice the licensed rights for certain academic purposes. Further, one of the Licensors’ patent families from which we license certain patents and patent applications contains other certain patents and patent applications that the Licensors have licensed to at least one third party. Although the patents and patent applications licensed to the at least one third party should not overlap with our licensed patents and patent applications, there is a risk that inadvertent overlap may occur, and thus resources may have to be expended to resolve any such overlap and to prevent other licensees from practicing under our licensed patents rights. If any of the foregoing were to occur, it could delay our development and commercialization of our product candidates, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of March 31, 2023, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has estimated expiration dates between 2024 and 2044. For instance, composition of matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Claim scope in a patent application can be significantly reduced before the patent is issued, and claim scope in a patent can be reinterpreted after issuance. Even if the patent applications we license or own do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.

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

There are many patents issued and applied for in the biotechnology industry, and we may not be aware of patents or patent applications held by others that relate to our business. We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and elsewhere that is relevant to or necessary for the development and commercialization of our product candidates in any jurisdiction.

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

Claims brought against us for infringing, misappropriating or otherwise violating intellectual property rights of third parties or engaging in unfair competition, would be costly and time-consuming and could prevent or delay us from successfully developing or commercializing our product candidates.*

Our success depends in part on our ability to develop, manufacture and market our technology and use our technology without infringing the proprietary rights of third parties. We or our collaborators may be subject to third-party claims that could cause us to incur substantial expenses to defend and these claims, if successful, could require us to pay substantial damages and/or limit our ability to commercialize our product candidates if we or our collaborators are found to be infringing a third party’s intellectual property rights.

We are aware of third-party patents and patent applications that may relate to the areas in which we are developing product candidates. Additionally, as our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated. As a result, our technology and any future products that we commercialize could be alleged to infringe patent rights or other proprietary rights of third parties, which may require costly litigation and, if we are not successful in defending against such litigation, could cause us to pay substantial damages and/or limit our ability to commercialize our product candidates. Issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, and issued patents held by others that claim our technology or any of our product candidates may limit our freedom to operate, including our ability to commercialize our product candidates, unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. We may decide to file reexaminations, inter partes reviews, and other post-grant proceedings before the USPTO and other comparable proceedings (e.g., oppositions) in foreign jurisdictions, including to challenge the validity of third-party patents that may relate to the areas in which we are developing product candidates and technology. Such proceedings can be unpredictable and time consuming and can divert management attention and financial resources.

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

Healthcare reform initiatives and other administrative and legislative proposals may harm our business.*

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the "ACA") was enacted, which includes measures that have significantly changed the way healthcare is financed by both governmental and private payors. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

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

Since its enactment, there have been legislative, judicial, and executive challenges to certain aspects of the ACA, including efforts to repeal or replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandates,” and the Bipartisan Budget Act of 2018 (the "BBA") among other things, amends the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. Congress could continue to consider other legislation to repeal or replace certain elements of the ACA, and it is unclear how other efforts, if any, to challenge, repeal or replace the ACA, and other healthcare reform measures, will impact our business.

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

There have also been a number of proposals in the United States to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare Part D beneficiaries’ annual out-of-pocket drug expenses to $2,000 starting in 2025, effectively eliminating the “donut hole” for Medicare Part D; and (iv) delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. At the state level, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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
•
data or clinical results from our clinical trials;
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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of May 8, 2023, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 67% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of May 8, 2023, we had 48,934,928 shares of common stock outstanding.

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

Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system and the global financial markets. For instance, inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. See above under “—Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved” for the risks related to the impact of inflation on the construction of our commercial-scale manufacturing facility. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of March 31, 2023, we estimate that we have used $198.4 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1***	Amendment No. 2 to the Research Collaboration Agreement, dated March 8, 2023, by and between Nkarta, Inc. and CRISPR Therapeutics AG.
10.2*#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 22, 2023.
10.3*	Third Amendment to Lease, dated April 25, 2023, by and between HCP BTC, LLC and Nkarta, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

**Portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The Company undertakes to provide to the Securities and Exchange Commission or its staff, if requested and on a supplemental basis, an unredacted copy of this exhibit.

#Indicates management contract or compensatory plan

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

Nkarta, Inc.

Date: May 11, 2023	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Nadir Mahmood
Nadir Mahmood
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)