Form 10-Q
period 2023-06-30
Nkarta, Inc.
filed 2023-08-10
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39370

Nkarta, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4515206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1150 Veterans Boulevard South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

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

As of August 7, 2023, the registrant had 49,058,234 shares of common stock, par value $0.0001 per share, outstanding.

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
•
We rely on third parties to manufacture certain materials for use in the production of our product candidates, or may rely on third parties to manufacture certain of our product candidates in the future, which increases the risk that we will not have sufficient quantities of such materials or product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$29,117	$37,494
Short-term investments	251,636	314,649
Prepaid expenses and other current assets	5,983	8,545
Total current assets	286,736	360,688
Long-term investments	18,728	—
Restricted cash	2,743	2,743
Property and equipment, net	76,094	61,908
Operating lease right-of-use assets	41,071	45,749
Other long-term assets	3,666	1,850
Total assets	$429,038	$472,938
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,010	$1,761
Operating lease liabilities, current portion	6,050	4,249
Accrued and other current liabilities	17,553	16,036
Total current liabilities	26,613	22,046
Operating lease liabilities, net of current portion	84,447	78,685
Total liabilities	111,060	100,731
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	5	5
Additional paid-in capital	700,609	690,814
Accumulated other comprehensive loss	(601)	(679)
Accumulated deficit	(382,035)	(317,933)
Total stockholders’ equity	317,978	372,207
Total liabilities and stockholders’ equity	$429,038	$472,938

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$25,122	$21,049	$51,257	$40,617
General and administrative	11,736	6,563	19,914	13,093
Total operating expenses	36,858	27,612	71,171	53,710
Loss from operations	(36,858)	(27,612)	(71,171)	(53,710)
Other income, net:
Interest income	3,570	686	7,035	798
Other income, net	1	3	34	2
Total other income, net	3,571	689	7,069	800
Net loss	$(33,287)	$(26,923)	$(64,102)	$(52,910)
Other comprehensive loss:
Net unrealized gain (loss) on investments	(427)	(325)	78	(781)
Comprehensive loss	$(33,714)	$(27,248)	$(64,024)	$(53,691)
Net loss per share, basic and diluted	$(0.68)	$(0.61)	$(1.31)	$(1.38)
Weighted average shares used to compute net loss per share, basic and diluted	48,970,391	43,841,392	48,946,018	38,446,956

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2022	48,877,806	$5	$690,814	$(679)	$(317,933)	$372,207
Vesting of shares of common stock subject to repurchase	395	—	2	—	—	2
Issuance of common stock upon exercise of stock options	253	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	50,469	—	—	—	—	—
Share-based compensation expense	—	—	4,746	—	—	4,746
Unrealized gain on investments	—	—	—	505	—	505
Net loss	—	—	—	—	(30,815)	(30,815)
Balance, March 31, 2023	48,928,923	$5	$695,563	$(174)	$(348,748)	$346,646
Vesting of shares of common stock subject to repurchase	113	—	1	—	—	1
Issuance of common stock upon exercise of stock options	5,892	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	28,074	—	—	—	—	—
Common stock issued under employee stock purchase plan	95,232	—	374	—	—	374
Share-based compensation expense	—	—	4,650	—	—	4,650
Unrealized loss on investments	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(33,287)	(33,287)
Balance, June 30, 2023	49,058,234	$5	$700,609	$(601)	$(382,035)	$317,978

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2021	32,971,107	$3	$455,210	$(150)	$(204,096)	$250,967
Vesting of shares of common stock subject to repurchase	10,924	—	6	—	—	6
Issuance of common stock upon exercise of stock options	21,067	—	79	—	—	79
Share-based compensation expense	—	—	4,097	—	—	4,097
Unrealized loss on short-term investments	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(25,987)	(25,987)
Balance, March 31, 2022	33,003,098	$3	$459,392	$(606)	$(230,083)	$228,706
Vesting of shares of common stock subject to repurchase	2,387	—	3	—	—	3
Issuance of common stock upon exercise of stock options, net of repurchase	88,383	—	334	—	—	334
Issuance of common stock upon secondary offering, net of issuance costs	15,333,334	2	215,332	—	—	215,334
Share-based compensation expense	—	—	3,912	—	—	3,912
Unrealized loss on short-term investments	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	(26,923)	(26,923)
Balance, June 30, 2022	48,427,202	$5	$678,973	$(931)	$(257,006)	$421,041

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(64,102)	$(52,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,396	8,009
Depreciation and amortization	1,636	1,243
Accretion and amortization of premiums and discounts on investments, net	(4,511)	1,110
Realized gain on investments	(34)	—
Impairment of right-of-use assets	4,100	—
Non-cash lease expense	1,100	2,019
Changes in operating assets and liabilities:
Prepaid expenses and other assets	663	3,282
Operating lease liabilities	7,143	3,649
Accounts payable and accrued and other liabilities	2,078	(1,274)
Net cash used in operating activities	(42,531)	(34,872)
Cash flows from investing activities:
Purchases of property and equipment	(15,151)	(4,399)
Purchases of investments	(157,486)	(175,011)
Maturities of investments	206,395	69,088
Net cash provided by (used in) investing activities	33,758	(110,322)
Cash flows from financing activities:
Proceeds from stock option exercises	22	413
Proceeds from ESPP purchases	374	—
Proceeds from secondary offering, net of issuance costs	—	215,611
Net cash provided by financing activities	396	216,024
Net (decrease) increase in cash and cash equivalents	(8,377)	70,830
Cash, cash equivalents, and restricted cash beginning of period	40,237	62,914
Cash, cash equivalents, and restricted cash end of period	$31,860	$133,744
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$29,117	$131,646
Restricted cash	2,743	2,098
Total cash, cash equivalents and restricted cash	$31,860	$133,744
Supplemental disclosures of non-cash investing activities:
Acquisitions of property and equipment in accounts payable	$690	$926

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of June 30, 2023, the Company had an accumulated deficit of $382.0 million and cash, cash equivalents, restricted cash and investments of $302.2 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities for which additional capital will be needed. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash, cash equivalents, restricted cash and investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

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

On August 12, 2021, the Company entered into a sales agreement with Cowen and Company, LLC, a sales agent, to provide for the offering, issuance and sale of up to an aggregate of $150.0 million of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") pursuant to the Prior Registration Statement and subject to the limitations thereof. For the six months ended June 30, 2023, no sales of the Company’s common stock were made pursuant to the ATM Offering Program.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on March 16, 2023.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may affect the Company’s business and operations in the future. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2022 or the six months ended June 30, 2023. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to preclinical studies, fair value of assets and liabilities, impairment of assets, leases, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include unvested common stock, outstanding stock options and restricted stock units under the Company’s equity incentive plans, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Long-Lived Asset Impairment

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the asset or group of assets may not be fully recoverable. In the case of property, plant and equipment and right-of-use assets for the Company's leases, the Company determines whether there has been an impairment by comparing the carrying value of the group of assets to the anticipated undiscounted net future cash flows associated with the group of assets. If such cash flows are less than the carrying value, the Company writes down the group of assets to its fair value, which may be measured as anticipated net cash flows associated with the group of assets, discounted at a rate that the Company believes a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk. See Note 6 for additional information regarding the impairment charge the Company recorded in connection with its leased facilities.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(33,287)	$(26,923)	$(64,102)	$(52,910)
Denominator:
Weighted average common shares outstanding	48,970,457	43,844,869	48,946,131	38,452,511
Less: weighted average unvested common stock issued upon early exercise of common stock options	(66)	(3,477)	(113)	(5,555)
Weighted average shares used to compute net loss per share, basic and diluted	48,970,391	43,841,392	48,946,018	38,446,956
Net loss per share, basic and diluted	$(0.68)	$(0.61)	$(1.31)	$(1.38)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of June 30,
	2023	2022
Common stock options	6,757,829	5,257,754
Restricted stock units	716,956	320,278
Unvested common stock upon early exercise of common stock options	—	2,475
	7,474,785	5,580,507

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$27,893	$27,893	$—	$—
Short-term investments:
Corporate debt securities	$23,669	$—	$23,669	$—
Commercial paper	38,530	—	38,530	—
U.S. Government securities	189,437	—	189,437	—
Total short-term investments	251,636	—	251,636	—
Long-term investments:
U.S. Government securities	$10,953	$—	$10,953	$—
Corporate debt securities	7,775	—	7,775	$—
Total long-term investments	18,728	—	18,728	—
Total	$298,257	$27,893	$270,364	$—

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$36,494	$36,494	$—	$—
Short-term investments:
Corporate debt securities	$88,681	$—	$88,681	$—
Commercial paper	65,409	—	65,409	—
Government securities	160,559	—	160,559	—
Total short-term investments	314,649	—	314,649	—
Total	$351,143	$36,494	$314,649	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $27.9 million and $36.5 million as of June 30, 2023 and December 31, 2022, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $270.4 million and $314.6 million as of June 30, 2023 and December 31, 2022, respectively, were classified as Level 2 instruments. As of June 30, 2023, marketable securities of $251.6 million were included in short-term investments and marketable securities of $18.7 million were included in long-term investments. As of December 31, 2022, marketable securities of $314.6 million were included in short-term investments. Accrued interest receivable related to investments was $0.9 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s investments accounted for as available-for-sale securities as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$23,724	$(55)		$23,669
Commercial paper	1 year or less	38,641	(111)	—	38,530
U.S. Government securities	1 year or less	189,806	(380)	11	189,437
Corporate debt securities	Greater than 1 year	7,801	(26)	—	7,775
U.S. Government securities	Greater than 1 year	10,993	(40)		10,953
Total		$270,965	$(612)	$11	$270,364

		December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$88,995	$(320)	$6	$88,681
Commercial paper	1 year or less	65,532	(123)	—	65,409
Government securities	1 year or less	160,801	(319)	77	160,559
Total		$315,328	$(762)	$83	$314,649

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2023 and December 31, 2022. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

During the six months ended June 30, 2023, there were immaterial realized gains recognized on available-for-sale securities sold in the period. There was no realized gain or loss on available-for-sale securities for the six months ended June 30, 2022. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$3,390	$5,616
Other current assets	2,593	2,929
Total prepaid expenses and other current assets	$5,983	$8,545

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$4,301	$4,402
Furniture and fixtures	645	645
Research equipment	14,348	12,900
Computers and software	428	130
Construction in progress	63,832	49,655
Total property and equipment, gross	83,554	67,732
Less accumulated depreciation and amortization	(7,460)	(5,824)
Total property and equipment, net	$76,094	$61,908

Depreciation and amortization expense was $0.8 million and $1.6 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$4,930	$6,691
Accrued research and development costs	6,338	3,486
Accrued property and equipment	5,689	5,001
Other accrued and current liabilities	596	858
Total accrued and other liabilities	$17,553	$16,036

6. Leases

The Company has operating leases for its current corporate offices, laboratories, manufacturing facilities, and dedicated space in a vivarium in South San Francisco, California. Rent expense, which is recognized on a straight-line basis over the term of each lease, was $2.7 million and $5.5 million for the three and six months ended June 30, 2023, respectively, and $2.8 million and $5.4 million for the three and six months ended June 30, 2022, respectively. The total cash received for operating leases included in the operating cash flows was $2.8 million and $0.2 million, inclusive of $7.8 million and $2.1 million of cash received related to tenant improvement allowance reimbursement less $5.0 million and $1.9 million of rent payments, for the six months ended June 30, 2023 and 2022, respectively. The weighted-average remaining lease term was 10.3 years for the corporate office, laboratory space leases, and additional facility as of June 30, 2023. The weighted-average discount rate was 9.74% as of June 30, 2023.

In May 2018, the Company entered into a lease agreement for corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the "Initial Lease Agreement"). In April 2019, the Company executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities and an extension to the lease term through April 2026.

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

In July 2021, the Company entered into an additional lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date (the "Additional Lease Agreement"). The lease for this additional space and the Company's obligation to pay rent commenced in January 2022. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million of which, if utilized, would need to be repaid by the Company over the lease term (the “Optional TIA”). In 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the landlord in connection with the Additional Lease Agreement.

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

In June 2023, the Company entered into a fourth amendment to the Additional Lease Agreement. The lease amendment confirms that the Company utilized the Optional TIA in the amount of approximately $4.4 million and as a result the Company began repaying the “Optional TIA” on July 1, 2023. The other terms of the Additional Lease Agreement, as amended, remain unchanged.

Maturities of operating lease liabilities under existing operating leases as of June 30, 2023 were as follows (in thousands):

Year ending December 31,	Amount
2023 (remaining six months)	$6,560
2024	12,720
2025	13,027
2026	13,462
2027	13,912
2028 and thereafter	87,254
Total undiscounted future minimum lease payments	146,935
Less imputed interest	(56,438)
Total operating lease liabilities	$90,497
Operating lease liabilities:
Current	6,050
Non-current	84,447
Total lease liability	$90,497

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the three months ended June 30, 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment during the three months ended June 30, 2023. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, “Sublease Asset Group”). The Company estimated potential sublease income using market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded a right-of-use asset impairment of $4.1 million for the three months ended June 30, 2023. The impairment is recorded within general and administrative expenses in the condensed statements of operations and comprehensive loss.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.

Letters of Credit

As of June 30, 2023 and December 31, 2022, the Company had $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date. The letters of credit are presented as restricted cash in the condensed balance sheet.

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

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $0.3 million and $1.2 million for the three and six months ended June 30, 2023, respectively, and $0.7 million and $1.8 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company had a $1.2 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of June 30, 2023, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

As of June 30, 2023, a total of 8,388,917 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,535,547 shares were available for issuance under the 2020 Plan as of June 30, 2023.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the six months ended June 30, 2023:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2022	5,519,275	$17.17	8.1
Granted	1,591,028	5.44
Exercised	(6,145)	3.61
Forfeited	(346,329)	15.08
Outstanding at June 30, 2023	6,757,829	$14.53	7.7
Exercisable at June 30, 2023	3,190,539	$16.68	6.5
Vested and expected to vest at June 30, 2023	6,757,829	$14.53	7.7

The weighted-average grant date fair value of stock option grants was $4.14 per share for the six months ended June 30, 2023.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the six months ended June 30, 2023:

	Number of shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	356,728	$12.66
Granted	503,639	5.57
Vested	(78,543)	12.18
Forfeited	(64,868)	7.58
Outstanding at June 30, 2023	716,956	$8.19

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 1,441,307 shares of the Company’s common stock were authorized for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of June 30, 2023, 156,986 shares had been issued under the ESPP, and 1,284,321 shares remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP through and including the offering period on May 31, 2023). As of June 30, 2023, employee contributions to the ESPP were $0.1 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and six ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,123	$1,602	$4,205	$3,457
General and administrative	2,527	2,310	5,191	4,552
Total share-based compensation	$4,650	$3,912	$9,396	$8,009

The total unrecognized compensation cost related to unvested stock options was $29.3 million, which is expected to be recognized over a weighted-average remaining service period of 2.67 years as of June 30, 2023. The total unrecognized compensation cost related to unvested restricted stock units was $5.2 million, which is expected to be recognized over a weighted-average remaining service period of 3.26 years as of June 30, 2023.

Liability for Early Exercise of Restricted Stock Options

There were no shares subject to repurchase by the Company as of June 30, 2023. Shares subject to repurchase by the Company were 508 shares as of December 31, 2022, and the related liability recorded under other accrued and other current liabilities in the condensed balance sheet was insignificant.

10. Income Taxes

There was no provision for income taxes recorded during the three and six months ended June 30, 2023 and 2022. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered NK cell therapies. We currently have two lead product candidates, NKX101, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting cells that display NKG2D ligands, and NKX019, a CAR NK product candidate targeting the CD19 antigen, in ongoing Phase 1 clinical trials. Both product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of tumor targets, enhance cell fitness and tumor microenvironment evasion, and freeze, store and thaw our engineered NK cells for the treatment of cancer. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be an effective cancer therapy, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

Our modular NK cell engineering platform is designed to address the limitations and challenges of current technologies for engineering T cells and NK cells. Our process starts with differentiated, mature NK cells derived from healthy donors, and our platform includes proprietary technologies for NK cell expansion, persistence, targeting, genome editing and cryopreservation. We believe that the modular nature of our platform, our use of donor-derived NK cells and the proprietary technologies we use for the multiplex engineering of NK cells are advantages that can support the rapid generation of new product candidates with enhanced properties and/or new targeting receptors for additional disease indications.

NKX101 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") and higher risk myelodysplastic syndromes ("MDS"). This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX101. The clinical trial consists of dose finding followed by dose expansion and is designed to identify the recommended Phase 2 dose.

NKX019 is currently being studied in a multi-center Phase 1 clinical trial in the U.S. and Australia for the treatment of a variety of B-cell malignancies by targeting the CD19 antigen that is found on these types of cancerous cells and where CD19-targeted engineered NK cells, T cells and monoclonal antibodies have demonstrated clinical activity. This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019. The clinical trial consists of dose finding followed by dose expansion and is designed to identify the recommended Phase 2 dose.

Under the CRISPR Agreement entered into in May 2021, we are collaboratively designing and advancing (a) up to two allogeneic, gene-edited NK cell therapies, one of which is the engineered CAR NK product candidate targeting the CD70 tumor antigen, and (b) one allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our IPO completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, the secondary offering of our common stock completed in April 2022, the proceeds from the sale of our common stock pursuant to the at-the-market" equity offering program (the "ATM Offering Program"), and with proceeds from our previous collaboration. We have incurred a net loss of $64.1 million and $52.9 million during the six months ended June 30, 2023 and 2022, respectively, and $113.8 million and $86.1 million during the years ended December 31, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $382.0 million. At June 30, 2023, we had cash, cash equivalents, restricted cash and investments of $302.2 million.

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

Leadership

On June 29, 2023, the Company’s board of directors appointed Alyssa Levin as the Company’s Chief Financial and Business Officer and the principal financial and accounting officer, effective July 1, 2023.

Update on COVID-19, Macroeconomic Conditions, and Supply Disruptions

Our operations have been and may in the future be impacted by outbreaks of the COVID-19 pandemic or other infectious diseases, as well as by global and national economic and market conditions generally.

Disruptions in the global supply chain due to COVID-19 outbreaks or other factors have resulted in limited disruptions in the supply of our product candidates, as well as global supply shortages of certain materials that we and our contract development and manufacturing organization ("CDMOs") partners use for research and current good manufacturing practice ("cGMP") manufacturing. To the extent there is a subsequent outbreak of COVID-19 or outbreak of another infectious disease, or if such an outbreak begins to significantly impact essential distribution systems or our third-party manufacturers, contractors or suppliers, we may experience further disruptions in our supply chain and operations with associated delays in the manufacturing and supply of our product candidates.

A shortage of fludarabine, an agent commonly used in lymphodepleting conditioning was initially reported in 2022 and is ongoing. Fludarabine is used in our NKX101 and NKX019 clinical trials prior to treatment with our product candidates. Certain of our clinical trial sites have indicated that they are experiencing a shortage of fludarabine. Although we and our clinical sites have taken steps to try to mitigate any impact of the shortage on our clinical trials, enrollment has been delayed at certain of our clinical trial sites, and we could continue to experience enrollment delays due to the fludarabine shortage in the future.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX101	$4,580	$4,741	$9,524	$8,227
NKX019	3,571	2,949	8,355	5,272
CD70	182	370	650	951
NK+T	53	139	108	162
Program 5	3	24	3	55
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	10,377	7,906	20,742	16,632
Others	6,607	5,646	13,026	11,093
Partner cost sharing	(251)	(726)	(1,151)	(1,775)
Total research and development costs	$25,122	$21,049	$51,257	$40,617

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$25,122	$21,049	$4,073	$51,257	$40,617	$10,640
General and administrative	11,736	6,563	5,173	19,914	13,093	6,821
Total operating expenses	36,858	27,612	9,246	71,171	53,710	17,461
Loss from operations	(36,858)	(27,612)	(9,246)	(71,171)	(53,710)	(17,461)
Other income (expense), net:
Interest income	3,570	686	2,884	7,035	798	6,237
Other income (expense), net	1	3	(2)	34	2	32
Total other income, net	3,571	689	2,882	7,069	800	6,269
Net loss	$(33,287)	$(26,923)	$(6,364)	$(64,102)	$(52,910)	$(11,192)

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Research and development expenses. Research and development expenses were $25.1 million and $21.0 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $4.1 million was primarily due to an increase in personnel costs of $2.5 million as a result of continued growth in headcount, an increase of $0.2 million in program costs primarily relating to NKX101 and NKX019 and an increase of $1.0 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

Research and development expenses were $51.3 million and $40.6 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $10.6 million was primarily due to an increase in personnel costs of $4.1 million as a result of continued growth in headcount, an increase of $4.0 million in program costs primarily relating to NKX101 and NKX019 and an increase of $1.9 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

The increase in program costs relating to NKX101 and NKX019 was primarily due to additional clinical development activities compared to the prior year period. We expect our research and development expenses will continue to increase in future periods as we progress our product candidates and conduct our clinical trials and development activities.

General and administrative expenses. General and administrative expenses were $11.7 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $5.2 million was primarily due to an increase in personnel costs of $0.8 million, including an increase of $0.2 million in share-based compensation expense as a result of continued growth in headcount, an increase of $4.1 million in impairment of right-of-use assets, and an increase of $0.4 million in legal and consulting expenses.

General and administrative expenses were $19.9 million and $13.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $6.8 million was primarily due to an increase in personnel costs of $1.9 million, including an increase of $0.6 million in share-based compensation expense as a result of continued growth in headcount, an increase of $4.1 million in impairment of right-of-use assets, and an increase of $1.0 million in legal and consulting expenses.

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

Interest income. Interest income was $3.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Interest income was due to interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Interest income was $7.0 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. Interest income was due to interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents, restricted cash and investments of $302.2 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock.

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

The Prior Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of our common stock through the ATM Offering Program with Cowen and Company, LLC, as sales agent. For the six months ended June 30, 2023, no sales of our common stock were made pursuant to the ATM Offering Program.

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

We believe that our current cash, cash equivalents, restricted cash and investments as of June 30, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(42,531)	$(34,872)
Net cash provided by (used in) investing activities	33,758	(110,322)
Net cash provided by financing activities	396	216,024
Net increase (decrease) in cash and cash equivalents	$(8,377)	$70,830

Operating Activities

Net cash used in operating activities was $42.5 million and $34.9 million for the six months ended June 30, 2023 and 2022, respectively. The net cash used in operating activities for the six months ended June 30, 2023 was primarily due to our net loss of $64.1 million, adjusted for $21.6 million of net non-cash charges consisting primarily of share-based compensation of $9.4 million, depreciation and amortization of $1.6 million, investment accretion and amortization of $4.5 million, non-cash lease expense of $1.1 million, impairment of right-of-use assets of $4.1 million, and a $9.9 million net change in operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2022 was primarily due to our net loss of $52.9 million, adjusted for $12.4 million of net non-cash charges consisting primarily of share-based compensation of $8.0 million, depreciation and amortization of $1.2 million, investment accretion and amortization of $1.1 million, non-cash lease expense of $2.0 million and a $5.7 million net change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $33.8 million and net cash used in investing activities was $110.3 million for the six months ended June 30, 2023 and 2022, respectively. The net cash provided by investing activities for the six months ended June 30, 2023 was primarily due to proceeds from sales and maturities of investments of $206.4 million, partially offset by purchases of investments of $157.5 million and purchases of property and equipment of $15.2 million primarily related to the construction of our manufacturing facility. The net cash used in investing activities for the six months ended June 30, 2022 was primarily due to purchases of short-term investments of $175.0 million and purchases of property and equipment of $4.4 million primarily related to the construction of our manufacturing facility, partially offset by proceeds from maturities of short-term investments of $69.1 million.

Financing Activities

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2023, primarily due to the proceeds from the exercise of stock options and proceeds from ESPP purchases. Net cash provided by financing activities was $216.0 million for the six months ended June 30, 2022, primarily due to the proceeds of $215.6 million from our secondary offering, net of issuance costs, and proceeds of $0.4 million from the exercise of stock options.

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

Material Cash Requirements

As of June 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the Securities and Exchange Commission ("SEC") on March 16, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and filed with the SEC on May 11, 2023, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $64.1 million, $113.8 million and $86.1 million for the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $382.0 million as of June 30, 2023. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), and our "at the market" equity offering program (the "ATM Offering Program"). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. Developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. As of June 30, 2023, we had cash, cash equivalents, restricted cash and investments of $302.2 million. Our research and development expenses increased from $63.4 million for the year ended December 31, 2021 to $90.9 million for the year ended December 31, 2022 and increased from $40.6 million for the six months ended June 30, 2022 to $51.3 million for the six months ended June 30, 2023.

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

NKX101 is in an early-stage clinical trial and is subject to the risks inherent in drug development. In June 2023, we announced interim data from the dose-escalation portion of the multi-center Phase 1 clinical trial of NKX101 for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"). If the ongoing Phase 1 or our later clinical trials of NKX101 encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We may also develop NKX101 for additional indications if we are able to obtain clinical proof-of-concept from our NKX101 Phase 1 trial for blood cancers including r/r AML and MDS. We may not be able to advance any of these indications through the development process. Even if we receive regulatory approval to market NKX101 for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX101 for these additional indications, our commercial opportunity will be limited.

Furthermore, the potential development of NKX101 for treating solid tumors would be subject to a number of risks related to use of cell therapies in general including a hostile tumor microenvironment and trafficking to tumor site. The development of treatments to treat solid tumors often requires larger and more expensive clinical trials than for treating blood cancers.

NKX019 is also an early-stage clinical trial and subject to the risks inherent in drug development. In December 2022, we announced interim data from the dose-escalation portion of the multi-center Phase 1 clinical trial of NKX019 for the treatment of B-cell malignancies. The dose-expansion portion of the Phase 1 study is ongoing. NKX019 is being investigated in dose-expansion cohorts as a combination therapy with rituximab, as well as a monotherapy, in both patients with large B-cell lymphoma ("LBCL") who have previously received autologous CD19 CAR T-cell therapy and those who have not. Due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have had increasing difficulty, and may continue to have increased difficulty, enrolling subjects into our NKX019 trial who have not previously been exposed to a CD19-directed cellular therapy. This has impacted the ability to obtain data about NKX019 activity in certain patient populations and slowed enrollment. If we are unable to enroll sufficient numbers of patients who have not previously received CD19 CAR T-cell therapy in our current or future NKX019 clinical trials in a timely manner, the clinical development and subsequent commercialization of NKX019 for treatment of those patient populations may be delayed or may not be possible at all. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, because NKX101 and NKX019 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX101 or NKX019 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We may also choose to develop NKX019 for additional indications beyond B-cell malignancies. We may not be able to advance any of these indications through the development process. Even if we receive regulatory approval to market NKX019 for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for these additional indications, our commercial opportunity will be limited.

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

The clinical development of our product candidates also depends on the availability of a sufficient supply of certain other materials and agents used in our clinical trials. For example, certain of our clinical trial protocols require the use of fludarabine and cyclophosphamide, agents which are routinely used in oncology studies, and which we use in certain of our clinical trial protocols to condition patients for treatment with our product candidates. Further, we may develop certain of our product candidates as a combination therapy with other cancer therapies, which would require the availability and use of those therapeutic agents in certain of our clinical trial protocols. Recently, the FDA reported a shortage of fludarabine, and it is uncertain how long the fludarabine shortage may last. Certain of our clinical trial sites have reported that they are experiencing a shortage of fludarabine, which has resulted in some enrollment delays. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.*

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We began clinical development for our first product candidate, NKX101, in 2020 and our second product candidate, NKX019, in 2021, and the rest of our programs are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report, including the preliminary Phase 1 clinical data for NKX101 and NKX019 reported in April 2022, updated Phase 1 clinical data for NKX019 reported in December 2022, and updated Phase 1 clinical data for NKX101 reported in June 2023, may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available and negative differences between preliminary or interim data and final data could materially adversely affect the prospects of any product candidate that is impacted by such data updates.

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

Updated interim data from our NKX101 Phase 1 clinical trial were reported in June 2023, and updated data from the dose-escalation portion of our NKX019 Phase 1 clinical trial were reported in December 2022. The most common higher-grade (Grade ≥3) adverse events in the interim data reported for patients with r/r AML in the NKX101 Phase 1 clinical trial were myelosuppression – a condition resulting in fewer red blood cells, white blood cells and platelets, as well as infections such as sepsis and pneumonia, occasionally requiring supplementary oxygen, which are common in the treated patient population after lymphodepleting conditioning ("LD"). The interim data from the NKX101 clinical trial indicated that adverse events experienced by certain patients with r/r AML included infusion reactions, cytokine release syndrome ("CRS"), and one case of immune effector cell-associated neurotoxicity (in each case, ≤grade 2). The most common higher-grade (Grade ≥3) adverse events in the interim data reported for the NKX019 Phase 1 clinical trial were myelosuppression, which is common in the treated patient population after LD. In the dose-escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose-escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T cell therapies.

While the interim data reported from our NKX101 and NKX019 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience CRS, neurotoxicity, Graft-versus-host disease ("GvHD"), or other serious adverse events associated with our specific product candidates NKX101 or NKX019. NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the extent and impact of ligand expression is currently not fully characterized. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity as well as potentially decreased efficacy. Such adverse events may cause delays in completion of our clinical programs.

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

Our operations, as well as the operations of some of our contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, were impacted by the COVID-19 pandemic and may in the future be similarly impacted by further outbreaks of COVID-19 variants or other health epidemics. For example, we experienced some delays in construction of our cGMP manufacturing facilities and in our internal research efforts as a result of the COVID-19 pandemic. COVID-19 also caused global supply shortages of certain materials that we and our CDMOs use for research and cGMP manufacturing. Due to the COVID-19 pandemic, some of our CROs experienced employee turnover/attrition, delays, or disruptions and some of our clinical trial sites had to temporarily restrict enrollment into clinical protocols. Supply chain and operational disruptions due to COVID-19 contributed to certain enrollment delays and delays in setting up certain clinical sites in our clinical trials.

The COVID-19 pandemic also impacted, and further COVID-19 outbreaks or other health epidemics may impact in the future, the regulatory authorities to which we are subject in our industry, which may, in turn, hamper or delay our clinical development efforts. For instance, the COVID-19 pandemic resulted in a significant increase in the FDA workload, as well as the need to reprioritize the projects under review, and future outbreaks of COVID-19 or other epidemics may do so again in the future.

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

On May 11, 2023, the U.S. public health emergency declaration related to COVID-19 ("PHE Declaration") ended. On March 13, 2023, the FDA issued a Federal Register notice indicating that certain of the agency’s COVID-19 related guidance is being revised to continue in effect after expiration of the PHE Declaration. It remains unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of the accelerated approval program, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If such post-approval clinical trials fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

We may seek approval from the FDA or comparable regulatory authorities through the use of another expedited approval program, such as Regenerative Medicine Advanced Therapy ("RMAT") designation, Breakthrough Therapy designation, Fast Track designation, or PRIority MEdicine ("PRIME"), from regulatory authorities, for certain product candidates that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency ("EMA"), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

Seeking and obtaining these designations is dependent upon results of our clinical program, and we cannot guarantee whether and when we may have the data from our clinical programs to support an application to obtain any such designation. Prior to submitting a Biologics License Application (BLA), we may seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue a Biologics License Application (BLA) for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for a an expedited regulatory designation (e.g., Fast Track designation or Breakthrough Therapy designation), there can be no assurance that such submission or application will be granted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, we cannot assure you that the applicable regulatory authority would decide to grant it. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering to file our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Furthermore, even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EMA, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program.

In addition, changes in regulatory frameworks may impact our clinical development programs. For instance, the recent enactment of FDORA introduces reforms intending to expand the FDA’s ability to regulate products receiving accelerated approval. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval in addition to being completed within a specified time period following approval. FDORA also requires the FDA to specify the conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. Additionally, FDORA increased the FDA’s oversight of confirmatory trials and created a formal procedure to withdraw products approved through accelerated approval on an expedited basis for non-compliance with post-approval requirements. In March 2023, the FDA issued draft guidance on clinical trial considerations for supporting accelerated approval of oncology therapeutics, noting that although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach for more robust efficacy and safety assessment. It is unclear how these proposals, future policy changes, and changes in FDA regulation will impact our clinical development programs. To the extent the FDA requires us to amend the design of our clinical trials or requires additional trials to meet changes in the data requirements for approval, our clinical timelines and approval will be delayed, which can have an adverse effect on our business and operations.

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

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our programs, we may seek to collaborate with pharmaceutical and biotechnology companies to develop and commercialize such product candidates, such as our collaboration with CRISPR. Any of these relationships, including our relationship with CRISPR, may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, relinquish valuable rights to our product candidates, or disrupt our management and business.

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

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2023, we had 169 full-time employees. We will need to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our operations and clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our manufactured product candidates may fail to meet the required specifications for any of a variety of reasons, including variability in starting material, deviations from normal manufacturing process, or insufficient optimization of specific process steps. This failure to meet specifications could result in supply shortages, or delays related to obtaining additional regulatory, site and patient approvals to continue dosing patients in the clinical trial. If the required additional approvals cannot be obtained, additional delays may occur as manufacturing would need to be restarted, enrollment may be delayed, and/or patients may be unable to remain in the study. Any delay in the clinical development or commercialization of NKX101, NKX019, or our other product candidates could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Although we are manufacturing NKX019 in our own internal manufacturing facility for the NKX019 Phase 1 clinical trial, and plan to manufacture other product candidates, including NKX101, in our internal manufacturing facilities in the future, we may encounter problems with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our early-stage clinical trials, we do not yet have a cGMP facility for the commercial-scale manufacture of our product candidates. We are currently building a commercial-scale cGMP manufacturing facility. Building and maintaining a commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future outbreaks of COVID-19 variants or other epidemics and related restrictions could impact our ability to properly staff production of our product candidates. We experienced delays in the construction of our cGMP manufacturing facilities due to the COVID-19 pandemic and current macroeconomic conditions and may in the future experience similar delays due to future COVID-19 or other epidemic outbreaks. Current inflationary pressures are negatively affecting and could continue to negatively affect the costs of constructing our commercial-scale manufacturing facility. Global supply chain disruptions, including procurement delays and long lead times on certain materials, have adversely impacted and could continue to adversely impact the scheduled completion and/or costs of constructing our commercial-scale manufacturing facility. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

We rely on third parties to manufacture certain materials for use in the production of our product candidates, or may rely on third parties to manufacture certain of our product candidates in the future, which increases the risk that we will not have sufficient quantities of such materials or product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

Although we are building a commercial-scale manufacturing facility, we do not yet operate our own cGMP facility for the production of commercial supplies of the product candidates that we are developing or evaluating in our development programs or supplies of such product candidates for pivotal clinical trials. We have limited personnel with experience in drug manufacturing and currently lack the resources and the capabilities to manufacture any of our product candidates on a commercial scale. If we are unable to successfully build, maintain and staff our own commercial-scale cGMP facility, we will need to rely on third parties for commercial-scale manufacture of our product candidates.

Also, although we currently manufacture our clinical supply of NKX019 at our own cGMP facility and intend to manufacture our clinical supply of NKX101 at our own cGMP facility in 2023, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including NKSTIM and viral vectors. Even though we have established our own internal cGMP facility for clinical supply of certain product candidates, and even if we successfully establish our own cGMP manufacturing facility for manufacture of our product candidates on a commercial scale, we will continue to outsource manufacturing of certain materials necessary for production of our product candidates. If we are unable to outsource the manufacturing of these materials or our established third-party manufacturers delay delivery of or fail to provide certain materials as needed for the production of our product candidates, then the production of our clinical or commercial supply may be impacted. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

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

If the third parties that we engage to supply any materials or to manufacture any product candidates for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of the COVID-19 pandemic or any other epidemic and the actions undertaken by governments and private enterprises to contain such infectious disease, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. At some of our contract manufacturing sites, COVID-19-related restrictions, including temporary shutdowns, and instances of COVID-19 cases impacting personnel have resulted in some delays.

Our current and anticipated dependence upon others for the manufacture of our product candidates and/or materials necessary for production of our product candidates may adversely affect our profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

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

We have not yet developed a validated methodology for freezing and thawing commercial-scale quantities of CAR NK cells, which we believe will be required for the storage and distribution of our CAR NK product candidates.*

We have not yet demonstrated that CAR NK cells, which can be frozen and thawed in smaller quantities, can also be frozen and thawed in commercial scale quantities without damage, in a cost-efficient manner and without degradation over time. We may encounter difficulties not only in developing freezing and thawing methodologies for large scale use, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we are unable to freeze CAR NK cells for shipping purposes, our ability to promote adoption and standardization of our product candidates, as well as achieve economies of scale by centralizing our production facility, will be limited. Even if we are able to successfully freeze and thaw CAR NK cells in large quantities, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish. For these and other reasons, we may not be able to commercialize CAR NK cells on a large scale or in a cost-effective manner. If such product candidate is found to be unstable, we would be required to conduct more frequent manufacturing runs, which could cause us to incur significant additional expenses.

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

Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance, indemnification and other obligations on us. Under certain circumstances such as a material breach of terms, our licensors could terminate our license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors could have the freedom to seek regulatory approval of, and to market, products substantially the same as or identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of June 30, 2023, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has estimated expiration dates between 2024 and 2044. For instance, composition of matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Post-grant proceedings such as inter partes review, post-grant review, and ex parte reexaminations could be filed in the future and although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such proceedings, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

We are aware of third-party patents and patent applications that may relate to the areas in which we are developing product candidates. Additionally, as our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated. As a result, our technology and any future products that we commercialize could be alleged to infringe patent rights or other proprietary rights of third parties, which may require costly litigation and, if we are not successful in defending against such litigation, could cause us to pay substantial damages and/or limit our ability to commercialize our product candidates. Issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, and issued patents held by others that claim our technology or any of our product candidates may limit our freedom to operate, including our ability to commercialize our product candidates, unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. We may decide to file reexaminations, inter partes reviews, and other post-grant proceedings before the USPTO and other comparable proceedings (e.g., oppositions) in foreign jurisdictions, including to challenge the validity of third-party patents that may relate to the areas in which we are developing product candidates and technology. Such proceedings can be unpredictable and time-consuming and can divert management attention and financial resources.

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

We may not be able to effectively monitor unauthorized use of our intellectual property and enforce our intellectual property rights against infringement, and may incur substantial costs as a result of bringing litigation or other proceedings relating to our intellectual property rights.*

Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we review our competitors’ products for potential infringement of our rights. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully monitor unauthorized use of our intellectual property could result in competitors offering products that incorporate our product candidates or service features, which could in turn reduce demand for our products.

We may also, from time to time, seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property.

If we choose to enforce our patent rights against a party, that party could counterclaim that our patent is invalid and/or unenforceable. The defendant may challenge our patents through proceedings before the Patent Trial and Appeal Board ("PTAB"), including inter partes and post-grant review. Proceedings to challenge patents are also available internationally, including, for example, opposition proceedings and nullity actions. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability and PTAB challenges are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before the PTAB, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our product candidates.

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

Furthermore, the protection offered by intellectual property rights in certain countries outside of the United States may be less extensive than that in the United States. Consequently, we may not be able to prevent third parties from utilizing proprietary technology in all countries outside of the United States, even if we pursue and obtain issued patents in particular foreign jurisdictions, or from selling or importing products made using our proprietary technology in and into the United States or other jurisdictions. Such products may compete with our products, and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing. If such competing products arise in jurisdictions where we are unable to exercise intellectual property rights to combat them, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

Changes in U.S. patent law or the patent law of other jurisdictions could decrease the certainty of our ability to obtain patents and diminish the value of patents in general, thereby impairing our ability to protect our current and any future product candidates.*

The U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. For example, in recent years the U.S. Supreme Court modified some tests used by the USPTO in granting patents, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of a challenge of any patents we obtain or license. Similarly, international courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Those changes may materially adversely affect our patent rights and our ability to obtain issued patents.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (the "UPC"). As the UPC is a new court system, there is no precedent for the court or any decisions that it may take, increasing the uncertainty of any litigation. During a seven-year transitional period, patent owners may remove patents, patent applications, and supplementary protection certificates (SPCs) from the jurisdiction of the UPC, provided that no action has been filed before the UPC, by filing a request to opt out of the jurisdiction of the UPC. Such “opted-out” patents will remain or issue as national patents in the UPC countries. Patents under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that have ratified the UPC agreement. We cannot predict with certainty the long-term effects of any potential changes.

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
•
education requirements for prescribers;
•
additional requirements prior to product distribution;
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

We may fail to comply with evolving global privacy laws.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, there are a broad variety of data protection and security laws and regulations that have been enacted by federal, state, and local governments, including personal data privacy laws, health information privacy laws, data breach notification laws, and consumer protection laws, For example, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There are a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General may all review privacy and data security protections for consumers.

New laws also are being enacted and considered at both the state and federal levels. For example, the California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. In addition, it is anticipated that the California Privacy Rights Act (the "CPRA"), which became operative on January 1, 2023, will expand the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also creates the new California Privacy Protection Agency to implement and enforce the CCPA and the CPRA, which could increase compliance costs. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Additionally, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, if we conduct clinical trials in the European Economic Area ("EEA"), we may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 ("GDPR") imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing privacy and data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of August 7, 2023, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 71% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of August 7, 2023, we had 49,058,234 shares of common stock outstanding.

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

Any acquisitions or strategic collaborations may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities or subject us to other risks.*

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including, but not limited to:

•
scrutiny by the Federal Trade Commission and the Department of Justice;
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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of June 30, 2023, we estimate that we have used $230.0 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Employment Offer Letter between Nkarta, Inc. and Alyssa Levin.
10.2(A)	Third Amendment to Lease, dated April 25, 2023, by and between HCP BTC, LLC and Nkarta, Inc.	10-Q	001-39370	10.3	5/11/2023
10.2(B)*	Fourth Amendment to Lease, dated June 14, 2023, by and between HCP BTC, LLC and Nkarta, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: August 10, 2023	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Alyssa Levin
Alyssa Levin
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)