Form 10-Q
period 2023-09-30
Nkarta, Inc.
filed 2023-11-09
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 49,072,342 shares of common stock, par value $0.0001 per share, outstanding.

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
•
Utilizing CAR NK cells represents a novel therapeutic approach, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$38,262	$37,494
Short-term investments	237,351	314,649
Prepaid expenses and other current assets	5,575	8,545
Total current assets	281,188	360,688
Restricted cash	2,743	2,743
Property and equipment, net	77,687	61,908
Operating lease right-of-use assets	40,519	45,749
Other long-term assets	3,727	1,850
Total assets	$405,864	$472,938
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,284	$1,761
Operating lease liabilities, current portion	6,057	4,249
Accrued and other current liabilities	15,299	16,036
Total current liabilities	25,640	22,046
Operating lease liabilities, net of current portion	83,408	78,685
Total liabilities	109,048	100,731
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	5	5
Additional paid-in capital	704,900	690,814
Accumulated other comprehensive loss	(409)	(679)
Accumulated deficit	(407,680)	(317,933)
Total stockholders’ equity	296,816	372,207
Total liabilities and stockholders’ equity	$405,864	$472,938

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$22,194	$23,435	$73,451	$64,053
General and administrative	7,100	6,827	27,014	19,919
Total operating expenses	29,294	30,262	100,465	83,972
Loss from operations	(29,294)	(30,262)	(100,465)	(83,972)
Other income, net:
Interest income	3,616	1,900	10,651	2,698
Other income, net	33	17	67	19
Total other income, net	3,649	1,917	10,718	2,717
Net loss	$(25,645)	$(28,345)	$(89,747)	$(81,255)
Other comprehensive loss:
Net unrealized gain (loss) on investments	192	(390)	270	(1,171)
Comprehensive loss	$(25,453)	$(28,735)	$(89,477)	$(82,426)
Net loss per share, basic and diluted	$(0.52)	$(0.58)	$(1.83)	$(1.94)
Weighted average shares used to compute net loss per share, basic and diluted	49,062,799	48,630,328	48,985,373	41,878,716

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2022	48,877,806	$5	$690,814	$(679)	$(317,933)	$372,207
Vesting of shares of common stock subject to repurchase	395	—	2	—	—	2
Issuance of common stock upon exercise of stock options	253	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	50,469	—	—	—	—	—
Share-based compensation expense	—	—	4,746	—	—	4,746
Unrealized gain on investments	—	—	—	505	—	505
Net loss	—	—	—	—	(30,815)	(30,815)
Balance, March 31, 2023	48,928,923	$5	$695,563	$(174)	$(348,748)	$346,646
Vesting of shares of common stock subject to repurchase	113	—	1	—	—	1
Issuance of common stock upon exercise of stock options	5,892	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	28,074	—	—	—	—	—
Common stock issued under employee stock purchase plan	95,232	—	374	—	—	374
Share-based compensation expense	—	—	4,650	—	—	4,650
Unrealized loss on investments	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(33,287)	(33,287)
Balance, June 30, 2023	49,058,234	$5	$700,609	$(601)	$(382,035)	$317,978
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Share-based compensation expense	—	—	4,291	—	—	4,291
Unrealized gain on investments	—	—	—	192	—	192
Net loss	—	—	—	—	(25,645)	(25,645)
Balance, September 30, 2023	49,068,234	$5	$704,900	$(409)	$(407,680)	$296,816

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2021	32,971,107	$3	$455,210	$(150)	$(204,096)	$250,967
Vesting of shares of common stock subject to repurchase	10,924	—	6	—	—	6
Issuance of common stock upon exercise of stock options	21,067	—	79	—	—	79
Share-based compensation expense	—	—	4,097	—	—	4,097
Unrealized loss on short-term investments	—	—	—	(456)	—	(456)
Net loss	—	—	—	—	(25,987)	(25,987)
Balance, March 31, 2022	33,003,098	$3	$459,392	$(606)	$(230,083)	$228,706
Vesting of shares of common stock subject to repurchase	2,387	—	3	—	—	3
Issuance of common stock upon exercise of stock options, net of repurchase	88,383	—	334	—	—	334
Issuance of common stock upon secondary offering, net of issuance costs	15,333,334	2	215,332	—	—	215,334
Share-based compensation expense	—	—	3,912	—	—	3,912
Unrealized loss on short-term investments	—	—	—	(325)	—	(325)
Net loss	—	—	—	—	(26,923)	(26,923)
Balance, June 30, 2022	48,427,202	$5	$678,973	$(931)	$(257,006)	$421,041
Vesting of shares of common stock subject to repurchase	1,302	—	3	—	—	3
Issuance of common stock upon exercise of stock options, net of repurchase	265,988	—	953	—	—	953
Issuance of common stock upon at-the-market offering, net of issuance costs	113,213	—	1,612	—	—	1,612
Share-based compensation expense	—	—	4,390	—	—	4,390
Unrealized loss on short-term investments	—	—	—	(390)	—	(390)
Net loss	—	—	—	—	(28,345)	(28,345)
Balance, September 30, 2022	48,807,705	$5	$685,931	$(1,321)	$(285,351)	$399,264

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(89,747)	$(81,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,687	12,399
Depreciation and amortization	3,618	1,908
Accretion and amortization of premiums and discounts on investments, net	(6,915)	763
Realized gain on investments	(34)	—
Impairment of right-of-use assets	4,100	—
Non-cash lease expense	1,653	3,269
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,093	(1,575)
Operating lease liabilities	6,112	11,446
Accounts payable and accrued and other liabilities	3,627	3,376
Net cash used in operating activities	(62,806)	(49,669)
Cash flows from investing activities:
Purchases of property and equipment	(21,340)	(12,073)
Purchases of investments	(196,877)	(310,313)
Maturities of investments	281,395	132,950
Net cash provided by (used in) investing activities	63,178	(189,436)
Cash flows from financing activities:
Proceeds from stock option exercises	22	1,365
Proceeds from ESPP purchases	374	—
Proceeds from ATM offering, net of issuance costs	—	1,612
Proceeds from secondary offering, net of issuance costs	—	215,611
Net cash provided by financing activities	396	218,588
Net (decrease) increase in cash and cash equivalents	768	(20,517)
Cash, cash equivalents, and restricted cash beginning of period	40,237	62,914
Cash, cash equivalents, and restricted cash end of period	$41,005	$42,397
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$38,262	$39,654
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$41,005	$42,397
Supplemental disclosures of non-cash investing activities:
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$1,842	$7,228

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cell therapies. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate therapeutic responses that are specific and durable. Nkarta is combining its NK expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of therapeutic targets, and improve persistence for sustained activity in the body for the treatment of cancer and autoimmune disease. Nkarta’s goal is to develop off-the-shelf NK cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2023, the Company had an accumulated deficit of $407.7 million and cash, cash equivalents, restricted cash and investments of $278.4 million.

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

On August 12, 2021, the Company entered into a sales agreement with Cowen and Company, LLC, a sales agent, to provide for the offering, issuance and sale of up to an aggregate of $150.0 million of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") pursuant to the Prior Registration Statement and subject to the limitations thereof. For the nine months ended September 30, 2023, no sales of the Company’s common stock were made pursuant to the ATM Offering Program.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the SEC on March 16, 2023.

COVID-19 Pandemic

The COVID-19 pandemic has caused disruptions in the global economy and has affected and may affect the Company’s business and operations in the future. In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act had no impact on the Company’s income tax provision for the year ended December 31, 2022 or the nine months ended September 30, 2023. The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to preclinical studies, percentage of completion of manufacturing activities, fair value of assets and liabilities, impairment of assets, leases, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,645)	$(28,345)	$(89,747)	$(81,255)
Denominator:
Weighted average common shares outstanding	49,062,799	48,631,941	48,985,448	41,882,929
Less: weighted average unvested common stock issued upon early exercise of common stock options	—	(1,613)	(75)	(4,213)
Weighted average shares used to compute net loss per share, basic and diluted	49,062,799	48,630,328	48,985,373	41,878,716
Net loss per share, basic and diluted	$(0.52)	$(0.58)	$(1.83)	$(1.94)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	As of September 30,
	2023	2022
Common stock options	7,127,449	5,312,013
Restricted stock units	695,110	359,708
Unvested common stock upon early exercise of common stock options	—	1,173
	7,822,559	5,672,894

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$17,437	$17,437	$—	$—
Short-term investments:
Corporate debt securities	$47,423	$—	$47,423	$—
Commercial paper	37,546	—	37,546	—
U.S. Government securities	152,382	—	152,382	—
Total short-term investments	237,351	—	237,351	—
Total	$254,788	$17,437	$237,351	$—

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$36,494	$36,494	$—	$—
Short-term investments:
Corporate debt securities	$88,681	$—	$88,681	$—
Commercial paper	65,409	—	65,409	—
Government securities	160,559	—	160,559	—
Total short-term investments	314,649	—	314,649	—
Total	$351,143	$36,494	$314,649	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $17.4 million and $36.5 million as of September 30, 2023 and December 31, 2022, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in marketable securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $237.4 million and $314.6 million as of September 30, 2023 and December 31, 2022, respectively, were classified as Level 2 instruments and included in short-term investments. Accrued interest receivable related to investments was $0.9 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s investments accounted for as available-for-sale securities as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$47,507	$(84)	$—	$47,423
Commercial paper	1 year or less	37,663	(117)		37,546
U.S. Government securities	1 year or less	152,590	(210)	2	152,382
Total		$237,760	$(411)	$2	$237,351

		December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$88,995	$(320)	$6	$88,681
Commercial paper	1 year or less	65,532	(123)	—	65,409
Government securities	1 year or less	160,801	(319)	77	160,559
Total		$315,328	$(762)	$83	$314,649

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2023 and December 31, 2022. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

During the nine months ended September 30, 2023, there were immaterial realized gains recognized on available-for-sale securities sold in the period. There was no realized gain or loss on available-for-sale securities for the nine months ended September 30, 2022. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$3,986	$5,616
Other current assets	1,589	2,929
Total prepaid expenses and other current assets	$5,575	$8,545

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$66,619	$4,402
Furniture and fixtures	645	645
Research equipment	14,621	12,900
Computers and software	130	130
Construction in progress	5,114	49,655
Total property and equipment, gross	87,129	67,732
Less accumulated depreciation and amortization	(9,442)	(5,824)
Total property and equipment, net	$77,687	$61,908

Depreciation and amortization expense was $2.0 million and $3.6 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$6,021	$6,691
Accrued research and development costs	6,042	3,486
Accrued property and equipment	2,190	5,001
Other accrued and current liabilities	1,046	858
Total accrued and other liabilities	$15,299	$16,036

6. Leases

The Company has operating leases for its current corporate offices, laboratories, manufacturing facilities, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.7 million and $8.2 million for the three and nine months ended September 30, 2023, respectively, and $2.8 million and $8.2 million for the three and nine months ended September 30, 2022, respectively. The total cash paid for operating leases included in the operating cash flows was $0.5 million, inclusive of $8.3 million of rent payments less $7.8 million of cash received related to tenant improvement allowance reimbursement, for the nine months ended September 30, 2023. The total cash received for operating leases included in the operating cash flows was $6.6 million, inclusive of $9.5 million of cash received related to tenant improvement allowance reimbursement less $2.9 million of rent payments, for the nine months ended September 30, 2022. The weighted-average remaining lease term was 10.0 years for the corporate office, laboratory space leases, and additional facility as of September 30, 2023. The weighted-average discount rate was 9.8% as of September 30, 2023.

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

Maturities of operating lease liabilities under existing operating leases as of September 30, 2023 were as follows (in thousands):

Year ending December 31,	Amount
2023 (remaining three months)	$3,364
2024	12,720
2025	13,027
2026	13,462
2027	13,912
2028 and thereafter	87,254
Total undiscounted future minimum lease payments	143,739
Less imputed interest	(54,274)
Total operating lease liabilities	$89,465
Operating lease liabilities:
Current	6,057
Non-current	83,408
Total lease liability	$89,465

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. Beginning in the second quarter of 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment during the three months ended June 30, 2023. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include right-of-use assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, "Sublease Asset Group"). The Company estimated potential sublease income using market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded a right-of-use asset impairment of $4.1 million for the three months ended June 30, 2023. The impairment is recorded within general and administrative expenses in the condensed statements of operations and comprehensive loss. There was no additional impairment recorded for the three months ended September 30, 2023.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.

Letters of Credit

As of September 30, 2023 and December 31, 2022, the Company had $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating lease and the additional facility in South San Francisco that the Company plans to use for corporate offices, laboratories and manufacturing. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date. The letters of credit are presented as restricted cash in the condensed balance sheet.

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

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the "CRISPR Agreement") with CRISPR Therapeutics AG ("CRISPR") to co-develop and co-commercialize an allogeneic, off-the-shelf chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"). In May 2022, the CRISPR Agreement was amended to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA") and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $0.3 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $1.0 million and $2.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company had a $0.3 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of September 30, 2023, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

As of September 30, 2023, a total of 8,388,917 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,177,773 shares were available for issuance under the 2020 Plan as of September 30, 2023.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2023:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2022	5,519,275	$17.17	8.1
Granted	2,338,828	4.39
Exercised	(6,145)	3.61
Forfeited	(724,509)	16.18
Outstanding at September 30, 2023	7,127,449	$13.09	8.0
Exercisable at September 30, 2023	3,257,376	$16.28	7.0
Vested and expected to vest at September 30, 2023	7,127,449	$13.09	8.0

The weighted-average grant date fair value of stock option grants was $3.35 per share for the nine months ended September 30, 2023.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the nine months ended September 30, 2023:

	Number of shares	Weighted-average grant date fair value per share
Outstanding at December 31, 2022	356,728	$12.66
Granted	503,639	5.57
Vested	(88,543)	12.66
Forfeited	(76,714)	7.79
Outstanding at September 30, 2023	695,110	$8.06

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. A total of 1,441,307 shares of the Company’s common stock were authorized for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of September 30, 2023, 156,986 shares had been issued under the ESPP, and 1,284,321 shares remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP through and including the offering period on May 31, 2023). As of September 30, 2023, employee contributions to the ESPP were $0.3 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,077	$1,947	$6,283	$5,404
General and administrative	2,214	2,443	7,404	6,995
Total share-based compensation	$4,291	$4,390	$13,687	$12,399

The total unrecognized compensation cost related to unvested stock options was $26.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.7 years as of September 30, 2023. The total unrecognized compensation cost related to unvested restricted stock units was $4.7 million, which is expected to be recognized over a weighted-average remaining service period of 3.0 years as of September 30, 2023.

Liability for Early Exercise of Restricted Stock Options

There were no shares subject to repurchase by the Company as of September 30, 2023. Shares subject to repurchase by the Company were 508 shares as of December 31, 2022, and the related liability recorded under other accrued and other current liabilities in the condensed balance sheet was insignificant.

10. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2023 and 2022. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

11. Subsequent Events

On October 16, 2023, the Company committed to cost saving measures, including a reduction in force (the "Reduction") that resulted in a reduction of 18 positions, representing approximately 10% of the Company’s workforce. The Company undertook the Reduction to decrease its costs and create a more streamlined organization to support its operations through multiple clinical data updates expected in 2024.

In connection with the implementation of the Reduction, the Company currently estimates it will incur approximately $1 million to $1.5 million in costs, consisting primarily of cash severance costs and transition support services for impacted employees, which the Company expects to recognize in the fourth quarter of 2023.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of allogeneic, off-the-shelf engineered NK cell therapies for the treatment of patients with hematologic malignancies or autoimmune diseases. We are currently developing two lead product candidates, NKX101, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting cells that display NKG2D ligands, and NKX019, a CAR NK product candidate targeting the CD19 antigen. Both product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, improve the persistence of these cells for sustained activity in the body, engineer enhanced NK cell recognition of target antigens, enhance cell fitness, and freeze, store and thaw our engineered NK cells for off-the-shelf administration. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for cancer and autoimmune diseases, be well tolerated, and avoid some of the toxicities observed with other cell therapies. NKX101 and NKX019 in respect of hematologic malignancies are in ongoing Phase 1 clinical trials.

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

In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the United States Food and Drug Administration ("FDA") to evaluate NKX019 for the treatment of lupus nephritis ("LN"). The planned multi-center, open label, dose escalation Phase 1 clinical trial will evaluate the safety and clinical activity of NKX019 in patients with refractory LN.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have not generated any revenue from product sales and have funded our operations primarily from our IPO completed in July 2020, the issuance of convertible promissory notes, private placements of our preferred stock, the secondary offering of our common stock completed in April 2022, the proceeds from the sale of our common stock pursuant to the
"at-the-market" equity offering program (the "ATM Offering Program"), and with proceeds from a previous collaboration with GlaxoSmithKline. In October 2023, we announced cost containment measures, which included a reduction in and re-allocation of headcount combined with a stringent cap on future headcount growth, as well as planned centralization of operations to a single location. We continue to work to sublease portions of our leased corporate office space in South San Francisco. We have incurred a net loss of $89.7 million and $81.3 million during the nine months ended September 30, 2023 and 2022, respectively, and $113.8 million and $86.1 million during the years ended December 31, 2022 and 2021, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $407.7 million. As of September 30, 2023, we had cash, cash equivalents, restricted cash and investments of $278.4 million.

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

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy, including the potential initiation of a pivotal stage clinical trial for any or all of our three current development programs. We may seek additional funding through the issuance of our common stock, including through our ATM Offering Program, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development, and manufacturing activities, market conditions, and the success of our planned cost-containment measures. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute on our business plan and may cause us to undertake further cost-containment measures and/or significantly delay, scale back, or discontinue the development of some of our programs or curtail any efforts to expand our product pipeline.

Update on COVID-19, Macroeconomic Conditions, and Supply Disruptions

Our operations have been and may in the future be impacted by outbreaks of COVID-19 or other infectious diseases, as well as by global and national economic and market conditions generally.

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

A shortage of fludarabine, an agent commonly used in lymphodepleting conditioning was initially reported in 2022 and is ongoing. Fludarabine is used in our current NKX101 and NKX019 clinical trials for cancer prior to treatment with our product candidates. Certain of our clinical trial sites have indicated that they are experiencing a shortage of fludarabine. Although we and our clinical sites have taken steps to try to mitigate any impact of the shortage on our clinical trials, enrollment has previously been delayed at certain of our clinical trial sites, and we could continue to experience enrollment delays due to the fludarabine shortage in the future.

We continuously monitor the effects of domestic and global events, including but not limited to the current and expected impact of outbreaks, international conflicts, inflation, financial conditions affecting the banking system and financial markets, labor shortages, and supply chain matters on our operations, including continued enrollment in the NKX101 and NKX019 clinical trials, as well as on our contract research organizations ("CROs"), CDMOs, and clinical trial sites, to ensure that we remain responsive and adaptable to the dynamic changes in our operating environment.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX101	$3,952	$5,586	$13,476	$13,813
NKX019	1,303	2,537	9,658	7,809
CD70	142	730	792	1,681
NK+T	—	157	108	320
Program 5	—	114	3	169
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	10,392	9,022	31,134	25,654
Others	6,666	6,337	19,692	17,430
Partner cost sharing	(261)	(1,048)	(1,412)	(2,823)
Total research and development costs	$22,194	$23,435	$73,451	$64,053

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, including as a result of our planned clinical trial of NKX019 for the treatment of LN.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$22,194	$23,435	$(1,241)	$73,451	$64,053	$9,398
General and administrative	7,100	6,827	273	27,014	19,919	7,095
Total operating expenses	29,294	30,262	(968)	100,465	83,972	16,493
Loss from operations	(29,294)	(30,262)	968	(100,465)	(83,972)	(16,493)
Other income (expense), net:
Interest income	3,616	1,900	1,716	10,651	2,698	7,953
Other income (expense), net	33	17	16	67	19	48
Total other income, net	3,649	1,917	1,732	10,718	2,717	8,001
Net loss	$(25,645)	$(28,345)	$2,700	$(89,747)	$(81,255)	$(8,492)

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Research and development expenses. Research and development expenses were $22.2 million and $23.4 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $1.2 million was primarily due to a decrease of $3.7 million in program costs primarily relating to NKX101 and NKX019, offset by an increase in personnel costs of $1.4 million as a result of continued growth in headcount, an increase of $0.8 million related to a reduction in partner cost sharing reimbursements, and an increase of $0.3 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

Research and development expenses were $73.5 million and $64.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $9.4 million was primarily due to an increase in personnel costs of $5.5 million as a result of continued growth in headcount, an increase of $1.4 million related to a reduction in partner cost sharing reimbursements, and an increase of $2.3 million in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses.

General and administrative expenses. General and administrative expenses were $7.1 million and $6.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.3 million was primarily due to an increase of $0.7 million in facilities expenses, offset by a decrease of $0.4 million in legal and consulting expenses.

General and administrative expenses were $27.0 million and $19.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $7.1 million was primarily due to an increase in personnel costs of $1.8 million, including an increase of $0.4 million in share-based compensation expense as a result of continued growth in headcount, an increase of $4.1 million in impairment of right-of-use assets, an increase of $0.6 million in consulting expenses, and an increase of $0.6 million in facilities expenses.

We have incurred and expect to continue to incur certain expenses as a result of being a public company, which we expect will further increase when we no longer qualify as an “emerging growth company” under the JOBS Act. In addition, we have incurred and expect to continue to incur expenses related to additional insurance, investor relations and other expenses related to the need for additional human resources and professional services associated with being a public company.

Interest income. Interest income was $3.6 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. Interest income was due to interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Interest income was $10.7 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. Interest income was due to interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023, we had cash, cash equivalents, restricted cash and investments of $278.4 million. In connection with our IPO which closed on July 14, 2020, we received $265.1 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock.

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

The Prior Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of our common stock through the ATM Offering Program with Cowen and Company, LLC, as sales agent. For the nine months ended September 30, 2023, no sales of our common stock were made pursuant to the ATM Offering Program.

In October 2023, we announced cost containment measures, which included a reduction in and re-allocation of headcount combined with a stringent cap on future headcount growth, as well as planned centralization of operations to a single location.

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

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy. Until such time as we can generate significant revenue from sales of our drug candidates, if ever, we may seek additional funding through the issuance of our common stock, including through our ATM Offering Program, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates, including potentially advancing into pivotal stage trials, and other research, development, and manufacturing activities, market conditions, and the success of our planned cost-containment measures. We may not be able to raise additional capital on terms acceptable to us, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to undertake further cost-containment measures and/or significantly delay, scale back, or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

We believe that our current cash, cash equivalents, restricted cash and investments as of September 30, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(62,806)	$(49,669)
Net cash provided by (used in) investing activities	63,178	(189,436)
Net cash provided by financing activities	396	218,588
Net increase (decrease) in cash and cash equivalents	$768	$(20,517)

Operating Activities

Net cash used in operating activities was $62.8 million and $49.7 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to our net loss of $89.7 million, adjusted for $26.9 million of net non-cash charges consisting primarily of share-based compensation of $13.7 million, depreciation and amortization of $3.6 million, investment accretion and amortization of $6.9 million, non-cash lease expense of $1.7 million, impairment of right-of-use assets of $4.1 million, and a $10.8 million net change in operating assets and liabilities. The net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to our net loss of $81.3 million, adjusted for $18.3 million of net non-cash charges consisting primarily of share-based compensation of $12.4 million, depreciation and amortization of $1.9 million, investment accretion and amortization of $0.8 million, non-cash lease expense of $3.3 million and a $13.2 million net change in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $63.2 million and net cash used in investing activities was $189.4 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to proceeds from sales and maturities of investments of $281.4 million, partially offset by purchases of investments of $196.9 million and purchases of property and equipment of $21.3 million primarily related to the construction of our manufacturing facility. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to purchases of short-term investments of $310.3 million and purchases of property and equipment of $12.1 million primarily related to the construction of our manufacturing facility, partially offset by proceeds from maturities of short-term investments of $133.0 million.

Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2023, primarily due to the proceeds from the exercise of stock options and proceeds from ESPP purchases. Net cash provided by financing activities was $218.6 million for the nine months ended September 30, 2022, primarily due to the proceeds of $215.6 million from our secondary offering, net of issuance costs, proceeds of $1.6 million from the ATM Offering Program, net of issuance costs, and proceeds of $1.4 million from the exercise of stock options.

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
▪
the costs and timing of manufacturing for our product candidates, including commercial manufacturing;
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
▪
costs associated with any product candidates, products or technologies that we may in-license or acquire; and
▪
our ability to implement cost containment measures, including subleasing portions of our leased corporate office space in South San Francisco.

Until such time as we can generate significant revenue from sales of our therapeutic product candidates, if ever, we expect to finance our cash needs through public or private equity, including pursuant to the ATM Offering Program, or debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There may also be instances where our ability to access a portion of our existing cash, cash equivalents and investments may be threatened due to financial conditions affecting the banking system and financial markets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to undertake additional cost-containment measures and/or delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Material Cash Requirements

As of September 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2023 and December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the Securities and Exchange Commission ("SEC") on March 16, 2023, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and filed with the SEC on May 11, 2023, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and filed with the SEC on August 10, 2023, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $89.7 million, $113.8 million and $86.1 million for the nine months ended September 30, 2023 and the years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $407.7 million as of September 30, 2023. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
continue the clinical development of NKX101 and NKX019, including in new indications;
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

•
submit a biologics license application ("BLA") or marketing authorization application ("MAA") for NKX101 and/or NKX019 and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;
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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), and our "at the market" equity offering program (the "ATM Offering Program"). We intend to continue to use the proceeds from our IPO and our Secondary Offering to, among other uses, advance NKX101 and NKX019 through clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX101, NKX019 or any product candidate into pivotal trials will require us to raise additional capital. As of September 30, 2023, we had cash, cash equivalents, restricted cash and investments of $278.4 million. Our research and development expenses increased from $63.4 million for the year ended December 31, 2021 to $90.9 million for the year ended December 31, 2022 and increased from $64.1 million for the nine months ended September 30, 2022 to $73.5 million for the nine months ended September 30, 2023.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our IPO and Secondary Offering, a combination of equity offerings and debt financings, including pursuant to our ATM Offering Program, and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the ongoing conflicts in the Middle East and Ukraine, rising inflation or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors currently unknown to us including, but not limited to, delays or undesired outcomes from our cost-containment efforts, such as those related to our cap on future headcount growth, centralizing our operations to a single location, or subleasing portions of our leased corporate office space in South San Francisco, and any unforeseen costs we may incur as a result of preclinical study or clinical trial delays due to health epidemics or other causes, and we may need to seek additional funds sooner than planned as a result. Furthermore, if, in the future, one or more banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material impact on our business and financial condition. If we are unable to obtain funding on a timely basis or at all, we may be required to undertake additional cost-containment measures and/or significantly curtail or stop one or more of our research or development programs.

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

Utilizing CAR NK cells represents a novel therapeutic approach, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.*

We have concentrated our research and development efforts on utilizing CAR NK cells as an immunotherapy for the treatment of certain diseases, specifically cancers and, most recently, autoimmune diseases. To date, the FDA has approved only a few cell-based therapies for commercialization as treatments for cancer, no cell-based therapies have been approved for commercial use for the treatment of an autoimmune disease, and no natural killer ("NK")-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR NK platform product candidates are novel, and cell-based therapies are relatively new, especially as potential treatments for autoimmune diseases, regulatory agencies may lack precedents for evaluating product candidates like our CAR NK product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR NK platform product candidates.

Additionally, advancing novel immunotherapies creates significant challenges for us, including:

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

Certain aspects of the function and production of CAR NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential re-engineering required may result in delays and additional expenses.*

Current clinical experience with NK cell therapy is predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA") types matched between donor and recipient. Our ongoing NKX101 Phase 1 clinical trial originally evaluated product manufactured from patient specific haplo-related donors and completely unrelated donors (used off-the-shelf). Based on preliminary clinical results from that clinical trial, we moved forward into expansion cohorts and further development of NKX101, as well as development of NKX019, using off-the-shelf product only. There is a risk that the early clinical results may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX101, NKX019, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

Furthermore, the killer immunoglobulin-like receptor ("KIR") is found on the surface of NK cells and recognizes certain HLA types. If there is a match between KIR and the HLA type, KIR acts as a natural inhibitor of NK activity, thereby serving to prevent immune reactions against an individual’s own cells. In both NKX101 and NKX019 Phase 1 clinical trials for the treatment of cancers, product is administered regardless of specific KIR phenotype. As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials. We also continue to analyze for donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our products in the clinic.

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

In general, cell therapy is novel. There is limited history of CAR NK cells manufacturing for clinical use, and no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases. Our understanding of NK cell biology is continuously expanding and this is particularly true in relation to autoimmune diseases where there is limited clinical data available and where we have no prior experience. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant periods of time. As studies utilizing NK cell biology develop, new information may become available requiring us to change our product candidate. Process improvements or new clinical data might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.

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
•
delays in sufficiently developing, characterizing, scaling up, optimizing or controlling a manufacturing process suitable for clinical trials, or production delays, shutdowns or setbacks at any of our contract manufacturers;
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
•
insufficient quantities or inadequate quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates, including potential limitations to the availability of agents such as fludarabine, cyclophosphamide, or other agents administered to patients prior to treatment or in combination with our product candidates or delays in the manufacturing of product candidates due to scale up or improvements to our manufacturing process;
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

We may, from time to time, such as our planned NKX019 clinical trial for the treatment of lupus nephritis ("LN"), establish partnerships in relation to our clinical trials, receiving advisory services and other support from third parties. For example, we have partnered with Lupus Therapeutics, the clinical research affiliate of the Lupus Research Alliance, to accelerate development of NKX019 through select sites of the Lupus Clinical Investigators Network ("LuCIN"). Although we believe that these partnerships will enable us to accelerate the development of our product candidates and clinical trials, we cannot guarantee that such collaborations will be successful and, in the event they are not, we may lose our competitive advantage and/or incur additional costs.

As regulatory expectations regarding the genome editing of cellular therapies continue to evolve with data emerging on chromosomal abnormalities from CAR T therapies or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"), on which we are collaborating with CRISPR, could be impacted. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which, as a result, could slow development of our gene-edited product candidates and increase expenses.

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

If we experience further delays in the initiation, enrollment, or completion of any preclinical study or clinical trial of our product candidates, or if any preclinical studies or clinical trials of our product candidates are canceled, the commercial prospects of our product candidates may be materially adversely affected, and our ability to generate product revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs and slow down our product candidate development and approval process.

Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX101 and NKX019 in particular, and we may fail to develop NKX101, NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.*

We cannot guarantee that NKX101 and NKX019, or any of our other product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX101 and NKX019, or any of our other product candidates, will be successful in clinical trials or receive regulatory approval. In particular, we have limited prior experience in developing treatments for autoimmune diseases and our resources and processes have historically been focused on the development of NK cell therapies for cancer. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX101, NKX019, or any of our other product candidates, and could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

NKX019 is also in a Phase 1 clinical trial and subject to the risks inherent in drug development. In December 2022, we announced the opening of three dose-expansion cohorts to evaluate NKX019 monotherapy and NKX019 in combination with rituximab in patients with large B-cell lymphoma ("LBCL"). Preliminary results from these cohorts did not meet our expectations, based on the clinical experience of NKX019 in the dose finding portion of the Phase 1 study. As a result, we are no longer enrolling patients in these dose-expansion cohorts, and we plan to evaluate the results from this cohort before committing additional resources to the program. Furthermore, in October 2023, we announced the opening of a new cohort in our clinical trial of NKX019 for the treatment of B-cell malignancies. The new cohort introduces a compressed dosing schedule, where patients receive NKX019 doses on Days 0, 3, and 7 following standard lymphodepleting conditioning ("LD"), rather than Days 0, 7 and 14 following LD in prior cohorts. The new cohort schedule is designed to intensify exposure to NKX019 in the first week after LD, when internal data suggest that NKX019 exposure is highest. We may also use data from this new cohort to inform future dosing strategies across our platform.

Due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have had increasing difficulty, and may continue to have increased difficulty, enrolling subjects who have not previously been exposed to a CD19-directed cellular therapy into our Phase 1 clinical trial of NKX019 for the treatment of B-cell malignancies, which has impacted our ability to obtain data about NKX019 activity in certain patient populations and slowed enrollment. If we are unable to enroll sufficient numbers of patients who have not previously received CD19 CAR T-cell therapy in our current or future NKX019 clinical trials in a timely manner, the clinical development and subsequent commercialization of NKX019 for treatment of those patient populations may be delayed or may not be possible at all. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Furthermore, because NKX101 and NKX019 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX101 or NKX019 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We may choose to develop NKX019 for additional indications, but we may not be able to advance any of these indications through the development process. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN. The planned multi-center, open label, dose escalation Phase 1 clinical trial will evaluate the safety and clinical activity of NKX019 in patients with refractory LN. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN will be successful. Even if we receive regulatory approval to market NKX019 for the treatment of LN or any additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for these additional indications, our commercial opportunity will be limited.

We may develop our product candidates as monotherapy or potentially as combination therapy, a common form of cancer treatment, with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the combination therapy used with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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
•
the patient referral practices of physicians, including as a result of their assessment of the clinical trial parameters;
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

We need to compete with many ongoing clinical trials and approved therapies to recruit patients into our clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have had increasing difficulty in our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies and may continue to have increased difficulty in our current or future NKX019 clinical trials, enrolling subjects who have not previously been exposed to a CD19-directed cellular therapy. Additionally, for our ongoing NKX101 and NKX019 clinical trials for the treatment of cancer and our planned NKX019 clinical trial for the treatment of LN, the number of qualified clinical investigators is limited, so we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. Furthermore, we intend to use cyclophosphamide as the lymphodepleting conditioning prior to treatment with NKX019 in our planned NKX019 clinical trial for the treatment of LN. If this is ineffective or we decide to change the protocol to use a combination of fludarabine and cyclophosphamide, as the lymphodepleting conditioning, physicians may choose to refer patients to other clinical trials conducted by one of our competitors. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

The clinical development of our product candidates depends on our ability to manufacture and provide the requisite supply of our product candidates for our clinical trials. Any failure or delays by us to manufacture and provide our product candidates in sufficient quantity and quality for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all. For example, we experienced delays in enrollment in our NKX101 clinical trial while we worked to scale-up and improve the yield of our manufacturing process and build up sufficient inventory of NKX101.

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

If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.*

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. Other than NKX101 and NKX019, all of our programs, including NKX070, are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report, including the preliminary Phase 1 clinical data for NKX101 and NKX019 reported in April 2022, updated Phase 1 clinical data for NKX019 reported in December 2022, and updated Phase 1 clinical data for NKX101 reported in June 2023, may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. For example, the preliminary results from the three dose expansion cohorts we announced opening in December 2022 as part of our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies did not meet expectations. We are now no longer enrolling patients in those dose expansion cohorts and in October 2023, we announced the opening of a new cohort with a compressed dosing schedule. We will now evaluate the results of this new cohort before committing additional resources to the program.

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

Updated interim data from our NKX101 Phase 1 clinical trial were reported in June 2023, and updated data from the dose-escalation portion of our NKX019 Phase 1 clinical trial were reported in December 2022. The most common higher-grade (Grade ≥3) adverse events in the interim data reported for patients with r/r AML in the NKX101 Phase 1 clinical trial were myelosuppression – a condition resulting in fewer red blood cells, white blood cells and platelets, as well as infections such as sepsis and pneumonia, occasionally requiring supplementary oxygen, which are common in the treated patient population after LD. The interim data from the NKX101 clinical trial indicated that adverse events experienced by certain patients with r/r AML included infusion reactions, cytokine release syndrome ("CRS"), and one case of immune effector cell-associated neurotoxicity (in each case, ≤grade 2). The most common higher-grade (Grade ≥3) adverse events in the interim data reported for the NKX019 Phase 1 clinical trial were myelosuppression, which is common in the treated patient population after LD. In the dose-escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose-escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T cell therapies.

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

Our operations, as well as the operations of some of our contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, were impacted by the COVID-19 pandemic and may in the future be similarly impacted by further outbreaks of COVID-19 variants or other health epidemics. For example, we experienced some delays in completing the construction of our cGMP manufacturing facilities and in our internal research efforts as a result of the COVID-19 pandemic. COVID-19 also caused global supply shortages of certain materials that we and our CDMOs use for research and cGMP manufacturing. Due to the COVID-19 pandemic, some of our CROs experienced employee turnover/attrition, delays, or disruptions and some of our clinical trial sites had to temporarily restrict enrollment into clinical protocols. Supply chain and operational disruptions due to COVID-19 contributed to certain enrollment delays and delays in setting up certain clinical sites in our clinical trials.

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

We cannot predict the potential future impacts of further outbreaks of COVID-19, including its variants, or the emergence of another health epidemic on us, our research partners, including CRISPR, and other third parties with whom we conduct business. As a result of a further COVID-19 outbreak or other pandemic, epidemic or outbreak of an infectious disease, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX101 and NKX019 clinical trials for cancer and planned NKX019 clinical trial for LN;
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
•
delays or disruptions in the qualification of our cGMP facility for commercial-scale manufacture of our product candidates;
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

We may seek approval from the FDA or comparable regulatory authorities through the use of other expedited approval program, such as Regenerative Medicine Advanced Therapy ("RMAT") designation, Breakthrough Therapy designation, Fast Track designation, or PRIority MEdicine ("PRIME"), from regulatory authorities, for certain product candidates that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency ("EMA"), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

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

Public opinion and scrutiny of cell-based immunotherapies may impact public perception of our company and product candidates, or impair our ability to conduct our business.*

Our platform utilizes a relatively novel technology involving the genetic modification of human NK cells derived from adult healthy donors, and utilization of those modified cells in other individuals, and no NK cell-based immunotherapy has been approved to date. Further, many other cell therapies are in development, including NK cells derived from induced pluripotent stem cells ("iPSCs"), and negative results from those therapies may affect perception of NK cell therapy derived from adult healthy donors. Public perception may be influenced by claims, such as claims that NK cell-based immunotherapy is ineffective, unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

We may not identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.*

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our NK cell engineering platform. We are seeking to do so through our internal research programs and may also explore strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, different therapeutic targets may require changes to our NK manufacturing platform, which may slow down development or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of cancer or autoimmune disease, and we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate.

If third parties that we rely on to conduct clinical trials do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our product candidates.*

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to advise on, conduct or otherwise support clinical trials for our product candidates, including in setting up on planned NKX019 clinical trial for the treatment of LN, an area which we have no prior experience in. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.*

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies Kymriah®, Yescarta®, Tecartus® and Breyanzi®, which have been commercially approved, are direct competitors to our product candidate NKX019. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage cell therapy product candidates for hematologic malignancies and/or autoimmune diseases, and a number of other companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor or are investigating other types of immune cells. Other biopharmaceutical companies are developing bi-specific antibodies, which are also direct competitors to NKX019 for hematologic malignancies. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar product candidates or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2023, we had 167 full-time employees. In October 2023, we announced a reduction in headcount of 18 positions, as well as a cap on future headcount growth. As part of these measures we also reallocated existing headcount among our functions. Our operation may require us to continue to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and other resources in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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
•
expand into additional office and laboratory space if we grow our employee base;
•
manage our in-house clinical cGMP manufacturing facility and establish and validate our commercial cGMP manufacturing facility; and
•
continue to improve our operational, financial and management controls, reports systems and procedures.

If we are unable to attract skilled employees or manage our future growth effectively, it will impair our ability to execute our business strategy and our business, financial condition, results of operations and growth prospects will be materially adversely affected.

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

Although we are manufacturing NKX101 and NKX019 in our own internal manufacturing facility for our Phase 1 clinical trials, we may encounter problems with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our clinical trials, we do not yet operate a cGMP facility for the commercial-scale manufacture of our product candidates. Although we built a commercial-scale manufacturing facility, maintaining our commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future outbreaks of COVID-19 variants or other epidemics and related restrictions could impact our ability to properly staff production of our product candidates. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

We rely on third parties to manufacture certain materials for use in the production of our product candidates, or may rely on third parties to manufacture certain of our product candidates in the future, which increases the risk that we will not have sufficient quantities of such materials or product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

Although we have built a commercial-scale manufacturing facility, we do not yet operate our own cGMP facility for the production of commercial supplies of the product candidates that we are developing or evaluating in our development programs or supplies of such product candidates for pivotal clinical trials. We have limited personnel with experience in drug manufacturing and currently lack the resources and the capabilities to manufacture any of our product candidates on a commercial scale. If we are unable to successfully maintain and staff our own commercial-scale cGMP facility, we will need to rely on third parties for commercial-scale manufacture of our product candidates.

Also, although we currently manufacture our clinical supply of NKX101 and NKX019 at our own cGMP facility, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including NKSTIM and viral vectors. Even though we have established our own internal cGMP facility for clinical supply of certain product candidates, and even if we successfully establish our own cGMP manufacturing facility for manufacture of our product candidates on a commercial scale, we will continue to outsource manufacturing of certain materials necessary for production of our product candidates. If we are unable to outsource the manufacturing of these materials or our established third-party manufacturers delay delivery of or fail to provide certain materials as needed for the production of our product candidates, then the production of our clinical or commercial supply may be impacted. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

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

Delays in commissioning and receiving regulatory approvals for our manufacturing facilities could delay our development plans and thereby limit our ability to develop our product candidates and generate revenues.*

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a cGMP facility in South San Francisco, California that allows us to supply the product candidates needed for our early-stage clinical trials. We have also built, and are working to qualify, a facility which may be used for the commercial-scale manufacture of our product candidates. The design, construction, qualification, regulatory approvals and maintenance for such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

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

If any of our clinical trials reveal issues with the safety or efficacy of any of our product candidates, modification of the donor selection criteria or the manufacturing process may be necessary to address such issues. Alternatively, we may choose to modify the manufacturing process in an effort to improve the efficiency of the process or efficacy of the product candidates. However, we have not, at present, fully characterized or identified how donor characteristics and manufacturing process parameters affect the optimal cell killing ability for our engineered NK cell product candidates for in vitro and animal efficacy studies or how such potency differences may translate into efficacy to be seen in human clinical trials, including both the proportion of patients who achieve a meaningful clinical response, and the duration of any such clinical responses. As a result, our ability to improve our manufacturing process or product potency, safety, or efficacy according to such parameters is limited and may require significant trial and error, which may cause us to incur significant costs or could result in significant delays to the clinical development and eventual commercialization of our product candidates.

We are dependent on third parties to store our CAR NK cells, viral vector, master and working cell banks of NKSTIM, and any damage or loss would cause delays in replacement, and our business could suffer.

The CAR NK cells, the viral vector, and the master and working cell banks of NKSTIM are stored in freezers at third-party biorepositories and will also be stored in our freezers at our production facilities. If these materials are damaged at these facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement CAR NK cells, viral vector, and master and working cell banks of NKSTIM, which would impact clinical supply and delay our patients’ treatments. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of September 30, 2023, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX101, NKX019, and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has estimated expiration dates between 2024 and 2044. For instance, composition of matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for use of NKX101, NKX019, and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

Patent expiration dates may be shortened or lengthened by a number of factors, including terminal disclaimers, patent term adjustments, supplemental protection certificates and patent term extensions. Patent term extensions and supplemental protection certificates, and the like, may be impacted by the regulatory process and may not significantly lengthen patent term. Our patent protection could also be reduced or eliminated for noncompliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, or by changes in regulations or laws. In addition, if we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights.

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

Even after issuance, our owned and in-licensed patents may be subject to challenge, which if successful could result in a partial or complete loss of patent rights, which could materially adversely affect our ability to protect our competitive position.*

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents, even after issuance, may be challenged in the courts or patent offices in the United States and abroad. Third-party challenges may result in a loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to prevent others from using or commercializing similar or identical technology and products, or could limit the duration of the patent protection of our technology and product candidates.

Even if our patents are determined to be valid and enforceable, they may not be interpreted sufficiently broadly to prevent others from marketing products similar to ours or designing around our patents.

Post-grant proceedings such as inter partes review, post-grant review, and ex parte reexaminations in the United States, or comparable proceedings (e.g., oppositions) in foreign jurisdictions, could be filed in the future and although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such proceedings, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates. Ex parte reexaminations were previously filed by one or more third parties against certain licensed patents in our portfolio and concluded with the claims of each reexamined patent being maintained in amended form.

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

Claims brought against us for infringing, misappropriating or otherwise violating intellectual property rights of third parties or engaging in unfair competition, would be costly and time-consuming and could prevent or delay us from successfully developing or commercializing our product candidates.*

Our success depends in part on our ability to develop, manufacture and market our technology and use our technology without infringing the proprietary rights of third parties. We, our licensors, or our collaborators may be subject to third-party claims that could cause us to incur substantial expenses to defend, and these claims, if successful, could require us to pay substantial damages and/or limit our ability to commercialize our product candidates if we, our licensors, or our collaborators are found to be infringing a third party’s intellectual property rights.

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

The U.S. government could choose to exercise certain rights in technology developed under government-funded research, which could eliminate our exclusive use of such technology or require us to commercialize our product candidates in a way we consider sub-optimal.*

The U.S. government has certain rights in some of our licensed patents (including U.S. Patent Nos. 7,435,596, 8,026,097, 11,673,937, and certain related U.S. patent applications) in accordance with the Bayh-Dole Act of 1980. These rights in certain technology developed under government-funded research include, for example, a nonexclusive, nontransferable, irrevocable, paid-up license to use those inventions for governmental purposes. In addition, the U.S. government has the right to require us to grant exclusive licenses to such inventions to a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations.

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

The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.*

Our initial clinical trials evaluate NKX101 and NKX019 in relapsed/refractory patients who have been previously treated with other anti-cancer therapies. We are developing a clinical trial to evaluate NKX019 in patients with refractory LN. We do not know at this time whether either NKX101 or NKX019 or any of our product candidates will be safe for use in humans or whether they will demonstrate any anti-cancer or autoimmune activity. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

The number of patients who have the specific diseases we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited. Potentially addressable patient populations for of our product candidates are only estimates. These estimates could prove to be incorrect, and the estimated number of potential patients in the United States and elsewhere could be lower than expected. It may also be that such patients may not be otherwise amenable to treatment with our product candidates, or patients could become increasingly difficult to identify and access for a variety of reasons including other drugs being approved, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of November 6, 2023, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 81% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of November 6, 2023, we had 49,072,342 shares of common stock outstanding.

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

Our executive officers are parties to agreements that contain certain change in control and severance provisions. The agreements provide for cash payments for severance and other benefits in the event of a termination of employment that is not in connection with a change in control of us. They also provide for cash payments for severance and other benefits and acceleration of stock options vesting in the event of a termination of employment in connection with a change in control of us. The accelerated vesting of options could result in dilution to our existing stockholders and could materially adversely affect the market price of our common stock. The payment of these severance benefits, and in particular, pursuant to multiple agreements at the same time, could materially adversely affect our financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Use of Proceeds

On July 14, 2020, we completed our IPO. Our registration statement on Form S-1 (File No. 333-239301) relating to the IPO was declared effective by the SEC on July 9, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of September 30, 2023, we estimate that we have used $255.0 million from the net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We invested the remaining funds received in cash equivalents and other marketable securities in accordance with our investment policy.

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

Nkarta, Inc.

Date: November 9, 2023	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Alyssa Levin
Alyssa Levin
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)