Form 10-K
period 2023-12-31
Nkarta, Inc.
filed 2024-03-21
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39370

Nkarta, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4515206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1150 Veterans Boulevard South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(925) 407-1049

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NKTX	Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2023 as reported by The Nasdaq Stock Market on such date was approximately $38.4 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 18, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 49,416,186.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Business” under Part I, Item 1, “Risk Factors” under Part I, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Annual Report on Form 10-K. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission (the "SEC"). As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. All of our forward-looking statements in this report are made only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

i

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K as part of your evaluation of an investment in our common stock.

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
•
Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX019, in particular, and we may fail to develop NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.
•
Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune disease are limited, and CD19-targeted CAR NK cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against lupus nephritis or other autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune disease.
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

ii

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
•
Our product candidates, including NKX019, could be subject to regulatory limitations following approval, if and when such approval is granted.
•
The market price for our common stock may be volatile, which could contribute to the loss of all or part of your investment.
•
Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
•
Computer system interruptions or security breaches of our information systems could significantly disrupt our product development programs and our ability to operate our business.

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.nkartatx.com. References to our website through this Annual Report on Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company advancing the development of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies for the treatment of patients with autoimmune diseases or hematologic malignancies. Our company was founded on the belief that engineered NK cell therapies can transform the lives of patients by offering therapies that are clinically meaningful, broadly accessible and unencumbered by the safety concerns often associated with other cell therapy approaches. We are currently developing NKX019, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD19 antigen and NKX101, a CAR NK product candidate targeting cells that display NKG2D ligands. Both product candidates enable an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. NKX019 and NKX101 incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK cell recognition of target antigens, enhance NK cell fitness, and freeze, store and thaw our engineered NK cells for off-the-shelf administration. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and cancer, be well tolerated, and avoid some of the toxicities observed with other cell therapies. NKX019 is currently being studied in an ongoing Phase 1 clinical trial for certain B-cell malignancies, and preparations for a planned Phase 1 clinical trial of NKX019 for lupus nephritis ("LN") are underway. NKX101 has been studied in a Phase 1 clinical trial for certain hematologic malignancies, although we have closed patient enrollment and deprioritized the program as part of a pipeline realignment to direct primary resources to our lead pipeline program, NKX019, for the treatment of autoimmune disease.

Our modular engineering platform builds on the distinctive biology of NK cells and their role in eradicating aberrant and pathologically transformed cells. Our process starts with differentiated, mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves a chimeric antigen receptor ("CAR") on the surface of an NK cell to enable the cell to recognize specific proteins or antigens that are present on the surface of tumor cells. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)-15 ("mbIL-15").

Our Product Candidates

Our NKX019 autoimmune program is based on the potential to eliminate the pathologic B cells that produce autoantibodies believed to underpin multiple autoimmune diseases via CD19 targeting. These autoantibodies, the immunologic hallmark of many autoimmune diseases, inappropriately recognize antigens expressed in healthy cells, causing various clinical syndromes from the resultant damage to normal tissues. Abnormal B cells are also the cause of multiple hematologic malignancies, including B-cell lymphoma. Approved CD19-directed cell therapies can eliminate these cancerous B cells, resulting in the possibility of durable complete responses in patients that are refractory to other therapies. Targeted depletion of cells from the B-cell lineage as a therapeutic mechanism is common to both autoimmune disease and B-cell malignancies. This observation, in addition to recent reported studies of patients with autoimmune diseases who had considerable clinical benefit following treatment with CD19-directed cell therapies, support our belief that NKX019 has the potential to be a disease-modifying therapy for autoimmune disease. In October 2023, we announced the clearance of an investigational new drug (“IND”) application by the United States Food and Drug Administration (“FDA”) to evaluate NKX019 for the treatment of LN. The multi-center dose escalation clinical trial will assess the safety, pharmacology, and preliminary clinical activity of NKX019 in patients with refractory LN.

The therapeutic benefit of targeting CD19-positive B cells in patients with systemic lupus erythematosus ("SLE") has been reported in a recent academic study published in Nature Medicine in September 2022 (Mackensen et al. (2022) Nat. Med. 28:2124-2132). Five patients with severe refractory SLE with LN received an autologous CD19 CAR T-cell therapy following lymphodepleting conditioning ("LD") with fludarabine ("Flu") and cyclophosphamide ("Cy"). All patients showed significant clinical improvement in symptoms, including drug-free remissions after approximately three months. The CAR T cells expanded in all patients, with peak levels occurring around day 9, followed by a rapid decline. There was no high-grade cytokine release syndrome ("CRS"), no neurotoxicity, and no substantial elevation of serum IL-6 levels. Depletion of circulating B cells was rapid yet transient, with B cell numbers returning to normal within two to four months. This contrasts sharply with the CD19 CAR T-cell experience in B-cell malignancies, where B-cell suppression typically exceeds 18 months. Despite the limited persistence of CAR T cells and short-term B-cell suppression, all patients had seroconversion of anti-double-stranded DNA antibodies and ongoing disease control, even after B-cell recovery. A subsequent publication expanded this dataset to eight patients with SLE, all of whom had seroconversion and disease remission (Müller et al. (2024) N Engl J Med 390: 687-700). Median follow up in the group was 15 months with some patients having up to 29 months of remission.

Our NKX019 oncology program is based on the potential to treat a variety of B-cell malignancies by targeting the CD19 antigen that is reliably expressed on these types of cancerous cells. Further, CD19-targeted engineered NK cells, T cells, and monoclonal antibodies have all demonstrated clinical activity. NKX019 is currently being studied in a Phase 1 clinical trial for the treatment of certain B-cell malignancies. This ongoing, first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019, at multiple centers in the United States and Australia. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

Our NKX101 program is designed to enhance the power of innate NK cell biology to detect and kill cancerous cells. Many cancers lack a biologically dispensable antigen like CD19, making development of targeted cellular therapies or immunotherapies challenging. However, the primary activating receptor for NK cells, which is known as NKG2D, detects a group of stress ligands that are expressed on a variety of cancer subtypes. NKX101 has been in a multi-center Phase 1 clinical trial in the United States for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"). This first-in-human study evaluated the safety, pharmacology, and preliminary anti-tumor activity of NKX101. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. We have deprioritized the development of NKX101 while we explore options for implementing certain changes in that program.

As we pursue our goal of developing innovative and broadly accessible cell therapies, manufacturing capabilities and technology are a significant focus of our efforts. We are manufacturing clinical supply at one of our good manufacturing practice ("cGMP") facilities located in South San Francisco, California. We also recently completed construction of a new facility in South San Francisco to support pivotal clinical trials and potential commercial supply of our product candidates.

Our Strategy

We are developing novel engineered, allogeneic, off-the-shelf cell therapies to improve the lives of autoimmune and cancer patients. Key elements of our strategy to achieve this include:

Next generation platform enlists natural, healthy human donor NK cells for optimal product candidates.

Our cell engineering platform utilizes healthy donors as our source for NK cells. By enlisting this natural source of NK cells, we start with bona fide NK cells endowed with inherent cytotoxic and tumor-recognizing capabilities. This contrasts with other more complex cell sources where these basic therapeutic features must be painstakingly designed and synthetically added to the cells. Donor-derived NK cells are also available in abundance, providing a large quantity of cells with which to begin each manufacturing run. Finally, healthy donor-derived adult cells consist of a diverse repertoire of NK cells. By utilizing a cell source that contains the full range of naturally occurring NK cells, we believe we can capitalize on the inherent diversity of the innate immune system and potentially select for different NK cell sub-populations with desired characteristics.

Prioritize development of NKX019 for lupus nephritis and evaluate other autoimmune indications.

NKX019 is designed to target CD19, which is expressed through certain stages of B-cell development. When aberrantly activated, B cells can produce autoantibodies that inappropriately recognize cell surface antigens on normal cells. These antibodies and resultant immune complexes can damage normal tissues and lead to autoimmune diseases, such as LN. Due to the broad expression of CD19 on B cells, the targeting and depletion of CD19-positive B cells has been proposed as a mechanism by which long-term drug-free remissions may be achieved in LN and other autoimmune diseases.

Autologous CAR T cell therapies have transformed the treatment landscape for certain blood cancers by targeting cancerous B cells via CD19. This approach also kills normal B cells in large numbers via an on-target, off-tumor effect. In those patients who respond to CD19-directed CAR T cell therapy, normal B cells are also depleted beyond detection in the blood. Recent academic studies have applied this approach of B-cell depletion to the treatment of patients with LN and other autoimmune diseases. In one published report, five patients with highly refractory LN had remarkable improvements in clinical symptoms and normalization of autoantibodies following a course of treatment with CD19 CAR T cells. Because the targeting of CD19 has demonstrated clinical activity with CAR T and CAR NK cell therapies, we believe that NKX019 presents an opportunity to treat a variety of autoimmune diseases while addressing the limitations of CAR T cell therapies.

We have received FDA clearance for a dose-escalation Phase 1 clinical trial to study NKX019 for the treatment of refractory LN. We expect to dose the first patient in the clinical trial in the first half of 2024. We have shown that NKX019 is highly active in vitro against B cells from patients with different autoimmune diseases and are evaluating multiple potential autoimmune indications in addition to LN for potential clinical investigation.

Develop NKX019 for B-cell malignancies.

NKX019 is designed to target the clinically and commercially validated CD19 antigen that is found in different B-cell malignancies. Because the targeting of CD19 has demonstrated clinical activity with both CAR T and CAR NK cell therapies as well as monoclonal antibodies, we believe that NKX019 presents a potential opportunity to treat a variety of B-cell malignancies while addressing the limitations of existing autologous CAR T cell therapies. NKX019 is currently being investigated in a dose-expansion cohort of the ongoing Phase 1 clinical trial in patients with large B-cell lymphoma ("LBCL") following administration of LD. This cohort is proceeding with a compressed dosing schedule and enrolls patients who have failed autologous CD19 CAR T therapy.

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

We believe that internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. We currently manufacture our clinical drug supply at one of our clinical cGMP facilities in South San Francisco, California and recently completed construction on a new manufacturing facility designed for manufacture of our product candidates for pivotal clinical trials and potential commercial supply. In the future, we also intend to manufacture our proprietary, engineered K562 stimulatory cells ("NKSTIM") in house. We believe our current facilities will supply our anticipated non-pivotal and pivotal clinical trial needs, as well as our potential commercial launch needs.

Continue to opportunistically evaluate enabling, adjacent or potential competing technologies, and where advantageous, seek licenses or collaborations regarding those technologies, to advance our platform.

We have been engaged in discovery and preclinical stage activities directed at expanding our pipeline of product candidates. As part of our collaboration with CRISPR Therapeutics AG ("CRISPR"), we are developing an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") for the treatment of solid and liquid tumors, and conducting discovery efforts for an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") to take advantage of both the innate and adaptive immune systems. This NK+T program is designed to harness multiple aspects of human immunology to treat a variety of cancers. Additionally, our agreement with CRISPR includes licenses for additional gene editing targets and an additional co-development product.

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

The Immune System, Cancer and Autoimmune Diseases

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

The enhancement and engineering of immune effector cells to selectively target and kill pathologic cells has had a profound impact on the treatment of hematologic malignancies. This approach is now being investigated for its potential to “reset” the immune system in the context of autoimmune diseases. Several autoimmune diseases are associated with the production of autoantibodies that act against healthy cells and tissue. The use of immune effector cells to target the source of these autoantibodies is being explored as a potential disease modifying therapy for autoimmune disease.

Cellular Immunotherapies

Cellular immunotherapy involves engineering human cells to recognize and destroy diseased cells in a targeted manner. Most cellular immunotherapies are focused on modulating or enhancing the activity of different lymphocytes, a subtype of white blood cell that are responsible for defending the body against pathogens and other foreign material, as well as killing cancerous cells within the body. There are different classes of lymphocytes which differ in function. T cells are a type of lymphocyte that primarily serves to protect from infections such as bacteria, viruses, fungi, and parasites. Every T cell recognizes a specific antigen, or substances found on pathogens or other foreign material. This type of lymphocyte is activated and divides rapidly when it detects its specific antigen. Accordingly, T cells are the foundation of the adaptive immune system, selectively responding to different threats.

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

A frequently used approach for cellular immunotherapy involves engineering CARs on the surface of a lymphocyte that enable the cell to recognize specific proteins or antigens that are present on the surface of diseased cells. The concept of a CAR builds upon and enhances the normal biology of T cells and NK cells, whereby naturally occurring receptors serve to activate these cells when a foreign pathogen or transformed cell is detected. The key components of CARs used today often include the following elements:

•
Target binding domain. At one end of the CAR is a binding domain that is specific to a target antigen or protein. This domain extends out from the surface of the engineered lymphocyte, where it can recognize the target antigen or antigens. The target binding domain may be based upon a binder derived from a monoclonal antibody against a target antigen, such as the CD19 binder for NKX019, or a naturally occurring receptor, such as the NKG2D receptor for NKX101.
•
Transmembrane domain and hinge. This middle portion of the CAR links the target binding domain to the activating elements inside the cell. This transmembrane domain anchors the CAR in the cell’s membrane. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function. The hinge domain, which extends to the exterior of the cell, connects the transmembrane domain to the receptor and provides structural flexibility to facilitate binding to the target antigen on the surface of the cancer cell.
•
Activating domains. The other end of the CAR, inside the lymphocyte, includes domains responsible for activating the lymphocyte when the CAR binds to its target antigen. The first, found in almost all CAR constructs, is called CD3ζ(zeta) and is the natural basis for lymphocyte activation. The second, called a costimulatory domain, is found in the most recent generation of CARs under development today and provides an additional activating signal. Together, these signals trigger lymphocyte activation, resulting in proliferation of the CAR cells and killing of the diseased cells. In addition, activated CAR cells stimulate the secretion of cytokines and other molecules that can thereby recruit and activate additional immune cells to increase killing of the diseased cells.

The FDA has approved six CAR-based T-cell therapies for the treatment of certain types of cancer affecting B cells. Each of these therapies is an autologous therapy, or derived from a patient’s own cells, which necessitates a complex, individualized manufacturing process for every patient treated. The approvals of these patient-specific cell therapies were a landmark event for many reasons, including the ability to treat and provide long-term remission for otherwise deadly disease; achieving the run-to-run product consistency required by the FDA despite the complex manufacturing required; and achieving successful reimbursement in the United States and other countries of several hundred thousand dollars per treatment.

Limitations of Current CAR T Therapies

Despite the ability of the approved autologous CAR T therapies to achieve anti-tumor responses and extend the survival of patients with advanced B-cell malignancies, the accessibility of these cell therapies remains limited. Only a minority of eligible patients who might benefit from currently approved cell therapies are able to receive them. These therapies have certain features that are believed to limit their accessibility and broader adoption. These features include:

•
Adverse events. According to the product labels for the three CAR T therapies approved for non-Hodgkin lymphoma ("NHL"), CRS was observed in 46% to 94% of patients treated in the respective pivotal clinical trials. In addition, neurotoxicity was seen in 35% to 87% of patients treated in such trials. Because of the frequency and severity of these adverse events, patients treated with the approved

CAR T therapies can require lengthy hospitalization and costly ancillary care. In 2024, the FDA required that a boxed warning be added on all approved CAR T therapies for B-cell malignances to reflect the risk of secondary T-cell malignancies occurring after CAR T treatment.
•
Availability restricted to select centers. As a condition of FDA approval, treatment with approved CAR T therapies is currently limited to select centers due to safety, logistical and regulatory reasons under a Risk Evaluation and Mitigation Strategy ("REMS") Program.
•
Accessibility further compromised by lengthy manufacturing time. Due to the individualized manufacturing process, patients must wait approximately two to four weeks to be treated with their engineered cells. In the registrational trials for the first four approved CAR T therapies, 7% to 34% of enrolled patients did not receive CAR T cells, for reasons including manufacturing failure as well as patient progression or death while waiting for manufacturing.
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

These limitations are difficult to address as many are inherent to fundamental aspects of T cell biology. CRS, which accounts for many of the adverse events which in part limit availability, is believed to be a consequence of the exponential expansion of T cells upon detection of a target antigen. Manufacturing time, product variability, and cost are due in great part to the autologous nature of approved CAR-T therapies.

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

The Opportunity for Engineered NK Cells in Treating Autoimmune Disease

Early studies using CD19-directed CAR T-cell therapies provide important proof of concept for disease modification in autoimmune diseases. In addition, some features of NK cells are potentially advantageous, as compared to T cells.

•
Well-defined target. Targeting CD19 cells can lead to a deep suppression of the B cells that produce pathogenic autoantibodies. Despite this transient suppression afforded by cell therapy thus far, some patients have shown sustained drug-free remissions that persist after recovery. This has potential applicability to multiple autoimmune diseases that are similarly driven by autoantibodies.

•
Supportive data. NKX019 has been extensively evaluated in clinical and pre-clinical settings. In our NKX019 clinical trial in oncology, NKX019 drove responses in patients with various refractory B-cell malignancies. Further, in vitro assays reveal consistent sensitivity to B cells collected from patients with various autoimmune diseases.
•
B cell susceptibility. Pathogenic B cells that secret autoantibody may be more susceptible to NK-mediated killing than cancer cells. Malignant B cells have multiple pathways for evading killing, including antigen escape via downregulation or loss of CD19 expression and growth in a tumor cluster which offers a relatively immunosuppressive and inaccessible tumor microenvironment, none of which is expected in non-malignant B cells, although NKX019 can target cells expressing low levels of CD19. Further, the cell burden of target cells is generally much lower at the time of treatment in autoimmune disease than in B-cell malignancies, thereby increasing the expected effector to target ratio of NKX019 in contrast to the antigen-dependent activation and expansion required by CD19-directed CAR T therapies.
•
Tissue trafficking and penetration. NK cells traffic to nearly every tissue in the body, including immune-privileged sites that are known to be isolated from the rest of the body’s immune system. In addition, malignant B cells provide a proxy for trafficking of B cells, and NKX019 has driven complete responses in patients with NHL despite widespread malignant B cell (blood, bone marrow, lymph nodes, secondary lymphoid tissue, extra-nodal sites).
•
Immediate activity. NK cells do not require expansion for maximal activity and peak exposure occurs near the time of infusion. The explosive growth of T cells is believed to be the basis of both their activity and the risk of CRS and immune effector cell-associated neurotoxicity syndrome ("ICANS") associated with CAR T cell therapy.
•
Disease tailored LD. Adoptive cell therapy typically requires LD, which is preparative chemotherapy often with Cy and Flu, to provide an optimal cytokine milieu and suppress the host immune response. However, the pharmacokinetics of NK cells and T cells differ, enabling alternative LD approaches to address these differences. Specifically, the early peak exposure and mbIL-15 engineering of NKX019 allow evaluation of single agent LD with Cy. A Flu-sparing LD regimen would eliminate potential toxicities of this agent, including cytopenias and MDS. Further, Cy is already used by specialist providers for various autoimmune conditions and may provide an opportunity for expanding this potentially disease-modifying to multiple other areas of high unmet need beyond SLE.
•
On-demand availability. Because an allogeneic NK cell therapy is produced in quantity then frozen in advance of patient need, it would be available for on-demand administration to patients, potentially in an outpatient setting, where patients with autoimmune diseases are typically treated. This approach also eliminates the need for infrastructure to support apheresis and other facets of bespoke manufacturing, lowering the burden for providers and facilities to deliver therapy.

The Opportunity for Engineered NK Cells in Treating Cancer

The development of CAR NK therapies can capitalize on the knowledge and experience gained from decades of CAR T research. Furthermore, the biology of NK cells offers potential advantages as the starting cell type for allogeneic, off-the-shelf engineered cell therapy. These advantages include:

•
Inherent anticancer activity. We conducted a systematic literature review of published clinical trial results of allogeneic NK cells in cancer, which identified a 34% composite response rate ("Aggregate CR Rate") among 103 patients with r/r AML who were treated with non-engineered NK cells across six academic clinical studies. The Aggregate CR Rate includes complete remission with hematologic recovery ("CR"), complete remission with incomplete count (hematologic) recovery (“CRi”), and morphologic leukemia free state. These data demonstrate the anticancer activity of endogenous NK cells and support the opportunity for increasing the activity of NK cells through engineering.

•
Allogeneic and off-the-shelf without genome editing or other modifications. Because NK cells are not generally activated by “non-self” cells, further modification of NK cells is not necessary to avoid the risk of Graft-versus-host disease ("GvHD") and thereby produce an allogeneic, off-the-shelf engineered NK cell therapy.
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
•
Ability to overcome tumor evasion of the immune system. Many solid tumors are able to evade the immune system by creating an immunosuppressive environment around the cancerous cells, which can dramatically reduce the normal tumor-killing ability of the immune system. This tumor microenvironment involves down-regulators of immune response, including regulatory T cells and myeloid-derived suppressor cells. However, these cell types also display NKG2D ligands, and preclinical models show that clearance of these cells can reduce immune suppression from the tumor microenvironment. Therefore, by acting through NKG2D, CAR NK cells may be able to reduce the immune suppression of the tumor microenvironment, and therefore uncover a broader opportunity for immuno-oncology cell therapy development for the treatment of solid tumors.
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

Challenges with Developing NK Cell Therapies

We believe that the emerging data from our clinical trials of NK cell products along with the prior academic experience with NK cells validate the opportunity for NK cells for the treatment of different cancers. To achieve a commercially viable engineered NK cell therapy, we believe that a number of challenges inherent with NK cells must be addressed. These include the following:

•
Expansion. One of the historical challenges in treating patients with NK cells has been the lack of robust techniques to grow these cells in large numbers without causing exhaustion, or the inability of the expanded NK cells to kill target cells with the same potency as native NK cells.
•
Engineering. Primary NK cells have been reported to be difficult to engineer efficiently. Poor efficiency of engineering could limit the potency and consistency of engineered NK cell therapies.
•
Persistence. Non-engineered human NK cells turn over rapidly, with a half-life of seven to 10 days in the body. This short lifetime could limit the cytotoxicity of these NK cells.
•
Cryopreservation. Without cryopreservation, a truly off-the-shelf engineered NK cell therapy would be challenging to commercialize. However, freezing then thawing NK cells while maintaining cytotoxicity is difficult to achieve using standard techniques for T cell cryopreservation.

Our NK Cell Engineering Platform

Our cell engineering platform is designed to operationalize the full therapeutic potential of NK cells and address the limitations and challenges of current technologies for engineering T cells and NK cells. The platform is a result of our internal expertise and deep understanding of NK cell biology. It includes proprietary technologies for NK cell expansion, persistence, targeting, genome editing, and cryopreservation. This enables us to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, improve the persistence of these cells for sustained activity in the body, and freeze, transport and store our engineered NK cells for off-the-shelf use for the treatment of cancer.

We have chosen to use healthy donors as our source for NK cells. We believe this offers a number of advantages including:

•
Starting with differentiated, natural, and mature NK cells with inherent cell-targeting and cytotoxic capabilities, as compared to other cell sources such as stem cells, which must be artificially manipulated in an in vitro setting to reproduce these fundamental features;
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

Persistence. Pharmacokinetics of allogeneic NK cells will be limited by both immune suppression of allogeneic cells following LD, and by the intrinsic half-life of the administered cells. In addition to immune suppression, LD enhances the bioavailability of host cytokines, especially IL-15, which is associated with improved persistence of CAR T cell therapies. The second component of our technology platform is engineering NK cells with mbIL-15 to enhance their persistence without dependence on LD-mediated cytokines, facilitating a disease-tailored approach to LD. Because IL-15 is a selective driver of NK activation and expansion, tethering IL-15 to the surface of our engineered NK cells serves to stimulate the naturally occurring IL-15 receptor on these NKs, and thereby provide weeks of persistence in immune-deficient animal models. Because mbIL-15 selectively stimulates NK cells without elevating soluble IL-15 concentration, we believe that mbIL-15 provides meaningful advantages as compared to secreted IL-15 or the systemic administration of other cytokines such as IL-2 or IL-21. The first graph below shows data from a cell culture experiment which demonstrates the increase of the number and persistence of NK cells engineered with mbIL-15, as compared to unmodified NK cells or NK cells expressing soluble IL-15. The second graph below shows the increased number and persistence in mice of NK cells engineered with mbIL-15, as compared to unmodified NK cells, as a percentage of total peripheral blood mononuclear cells ("PBMCs").

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

Targeting and Signaling. The third element of our technology platform is CARs optimized for NK cells, based on extensive preclinical evaluation of different possible constructs. We have performed extensive optimization of the CARs that serve to direct our engineered NK cells to target-cells as well as provide signals that engage the inherent ability of NK cells to target and kill transformed cells. For both NKX019 and NKX101, we have found that using the OX40 costimulatory domain enhances the ability of the engineered NK cells to kill cancerous cells repeatedly in several in vitro models, as compared to CAR NK cells that include other costimulatory domains commonly used for CAR T cells. We confirmed these findings in animal models for both product candidates.

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

Immune Clocking. Through a combination of ectopic expression and genome editing, we have identified a number of strategies that could enable NK cells to resist allogeneic suppression.

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

Our Pipeline of Product Candidates and Discovery Programs

Our current pipeline of product candidates and discovery programs is shown below.

NKX019

NKX019 for Lupus Nephritis

Our product candidate NKX019 consists of allogeneic, donor-derived and expanded NK cells that have been genetically engineered to express mbIL-15 along with a CAR containing a CD19 binder, an OX40 costimulatory domain and a CD3ζ(zeta) signaling moiety. CD19 is expressed on B cells through various stages of development, including on plasmablasts, which are associated with autoantibody production in SLE. NKX019 is active against B cells, supported by our clinical data from patients in our clinical protocols, as well as in vitro studies using cell collected from patients with various autoimmune disease, including SLE.

Schematic of NKX019

CD19 binder
OX40
CD3ζ
CAR
mbIL-15
NKX019

In October 2023, we announced the clearance of an IND application by the FDA to evaluate NKX019 for the treatment of LN. The multi-center, open-label, Phase 1 clinical trial will assess the safety and clinical activity of NKX019 in patients with refractory LN. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. Patients will receive a three-dose cycle of NKX019 at 1 billion or 1.5 billion cells per dose on Days 0, 7 and 14 following LD with single agent cyclophosphamide, an agent with an established safety profile in SLE and LN. The study is designed to enroll up to 12 patients, with the first patient expected to be enrolled in the first half of 2024. The dosing schema for the clinical trial is shown in the graphic below.

NKX019 for Blood Cancers

NKX019 is also being investigated for the treatment of various B-cell malignancies, including LBCL, ALL, and several other subtypes of NHL. We chose to target CD19 based on the clinical validation provided by Kymriah®, Yescarta®, Tecartus® and Breyanzi® which have all shown to improve remission rates and overall survival in patients with various B-cell malignancies, as well as the significant unmet medical need that remains for treating B-cell malignancies despite these recent approvals.

Our ongoing NKX019 Phase 1 oncology clinical trial evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019, administered in a cycle of three weekly infusions following LD in multiple centers in the United States and Australia. Based on tumor response and tolerability, multiple treatment cycles can be administered. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose.

In April 2022, we announced preliminary data from the NKX019 oncology clinical trial in relapse/refractory B cell malignancies, in which three of six patients treated at the higher dose level in a three-dose regimen had a complete response (50% CR), including one patient with aggressive LBCL and one patient with mantle cell lymphoma ("MCL"). No dose limiting toxicity was observed and there were no CAR T-like adverse events of any grade.

We presented updated data from the ongoing NKX019 oncology clinical trial in December 2022. In this update, seven of ten patients treated at the higher dose levels in a three-dose regimen had a complete response (70% CR), including two patients with aggressive LBCL, one patient with MCL, and one patient with marginal zone lymphoma. No dose limiting toxicity, neurotoxicity / ICANS, GvHD, or >Gr3 CRS were observed in the study.

In October 2023, we announced the opening of a new cohort in the NKX019 oncology trial, introducing a compressed dosing schedule, where patients receive NKX019 doses on Days 0, 3 and 7 following LD. This schedule is designed to intensify NKX019 exposure in the first week after LD, when pharmacokinetic data suggested NKX019 exposure is highest. NKX019 is given after either standard LD with Flu and Cy, although LD with cy alone may be used in patients with protocol-defined cytopenias. There is no requirement for inpatient admission in this cohort, including NKX019 administration and monitoring. The cohort targets patients (n=6) with LBCL who have received prior CD19-directed CAR-T cell therapy. We also announced that data from this cohort may inform future dosing strategies across our platform.

All patients in the NKX019 oncology clinical trial have been treated with off-the-shelf material that has been manufactured at our in-house clinical cGMP facility.

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

NKX101 for Blood Cancers

We were evaluating NKX101 in a multi-center Phase 1 clinical trial for the treatment of r/r AML, but we have deprioritized development of NKX101 and closed patient enrollment in the Phase 1 study. In a review of updated preliminary safety and response data from patients with r/r AML that received NKX101 after LD comprising of fludarabine and cytarabine ("flu/Ara-C"), the aggregate CR/CRi rate (5 of 20 patients) was lower than what had been observed in the first 6 patients in the cohort. The safety profile of NKX101 was consistent with previously reported data. We plan no further spending on clinical development of NKX101.

This clinical trial of NKX101 was designed to evaluate safety, pharmacology, and preliminary anti-tumor activity of NKX101. According to the federal Surveillance, Epidemiology, and End Results Program database ("SEER"), the incidence of AML in the United States is approximately 20,000 cases per year, and newly-diagnosed patients have a five-year survival rate of approximately 30%.

The NKX101 clinical trial comprised standard dose-finding and dose-expansion phases. Patients received LD prior to administration of NKX101 in order to allow our engineered NK cells the opportunity to kill cancerous cells without first being cleared by the patient’s immune system. The LD regimen used in the current dose-expansion cohort was based upon clinical experience with Flu, cytarabine and anthracycline, a frequently used salvage regimen for patients with r/r AML.

The dosing schema of the flu/Ara-C dose-expansion cohort is shown in the graphic below.

NKX101 Phase 1 Trial Design

- **High-risk pre-treated patient population**
  - r/r AML or higher risk MDS, ≥1 therapy
  - Must have received targeted therapy, where approved
  - Pre- and post-allogeneic transplant
- **Key Objectives**
  - Safety and tolerability
  - Anti-tumor activity
  - Pharmacokinetics

Lymphodepletion
• Cytarabine (2 g/m2)
• Fludarabine (30 mg/m2)
NKX101
• 3 doses of CAR-NK per cycle
• 1.5 B cells/dose
Efficacy assessment
• Based on standard criteria
Days -7 to -3
Day 0
Day 7
Day 14
Day 28
Additional cycles to potentially deepen response

In June 2023, we reported updated data from our Phase 1 clinical trial evaluating NKX101. As of data cut-off on June 10, 2023, in the cohort of patients with relapsed or refractory (r/r) AML that received treatment cycles with a three-dose regimen of NKX101 at 1.5 billion cells per dose after LD with flu/Ara-C, four of six patients achieved complete response (CR/CRi); three responses were measurable residual disease ("MRD") negative. In patients that received the highest doses of NKX101 (3 weekly doses at 1 billion or 1.5 billion cells per dose) after LD with Flu and Cy, 4 of 18 achieved CR/CRi and 3 of 18 achieved a complete response with hematologic recovery CR. There were no CRS at the lower doses of NKX101. NKX101 was well tolerated across dose-levels and LD regimens. There were no dose-limiting toxicities observed across all cohorts. No CRS, GvHD, or ICANS was observed. The most common higher-grade adverse events were myelosuppression and infection, which are common in this patient population following LD.

In 2023, the NKX101 clinical protocol was amended to enable patients that respond to NKX101 to receive retreatment or consolidation with an additional cycle of treatment with NKX101. As part of ongoing scale-up and optimization of manufacturing across its platform, Nkarta also filed a manufacturing process change amendment with the FDA. The focus of the process change was to enhance product yield to meet anticipated clinical demand and prepare for potential commercial scale manufacturing. In October 2023, we announced that patient enrollment was paused for inventory buildup and resumed with material generated with the amended manufacturing process. Subsequently, as noted above, following a recent review of the updated preliminary response data for the cohort, we closed further enrollment in the trial.

NKX101 for Solid Tumors

As part of a realignment of our pipeline, we have suspended further development of NKX101, including plans for future investigation of NKX101 in solid tumors. Should we later reprioritize development of NKX101 and achieve proof of concept in hematologic malignancies, we may opt to file an IND amendment for this clinical program.

Partnership with CRISPR Therapeutics

On May 5, 2021, we entered into a Research Collaboration Agreement with CRISPR (the "CRISPR Agreement"). Pursuant to the CRISPR Agreement, CRISPR and Nkarta will establish research plans for the purpose of collaboratively designing and advancing up to two allogeneic, gene-edited NK cell therapies, including NKX070, and one allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first allogeneic, gene-edited NK cell therapy being developed in partnership with CRISPR is NKX070, and together with CRISPR, we may advance NKX070 for the treatment of solid tumors and blood cancers. The NK+T program combines CAR NK cells and CAR T cells, bringing together the advantages of the innate and adaptive immune systems.

Additionally, under the CRISPR Agreement, we have received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future Nkarta CAR NK cell program. On May 4, 2022, we amended the CRISPR Agreement to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit our advancement of CRISPR-licensed product candidates targeting a specified tumor antigen and incorporate associated development and regulatory approval milestones and sales-based royalties.

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

We believe that establishing our own internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. We have a 2,700-square foot clinical cGMP facility at our original corporate location in South San Francisco, California, which we have used to produce clinical supply. We recently completed construction and validation of a new facility in South San Francisco to support research and development and future manufacturing of Nkarta’s cell therapy products and product candidates, including potential needs for pivotal clinical trials and commercial launch. In addition to housing the new manufacturing facilities, the new site also serves as our headquarters with office space and research facilities. We currently manufacture clinical supply of NKSTIM and the gamma-retrovirus at third-party contract manufacturing sites. We intend to manufacture NKSTIM in house in the future.

Based on our current process and early cGMP manufacturing experience, we believe that we will be able to produce hundreds of doses from a single manufacturing run. At the 2022 Annual Meeting of the SITC, we presented data demonstrating that further optimization of our core process could allow the production of several thousand doses from a single manufacturing run.

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

Patents, Trademarks and Proprietary Technology

We protect our intellectual property rights and proprietary technology with a combination of patent rights that we own or license in certain fields of use, trademark rights, confidentiality procedures and contractual provisions. We seek not only to protect our intellectual property rights and proprietary technology in select key global markets, but also to supplement our intellectual property portfolio with new filings and applications to enhance such protection and support commercialization of current and future product candidates. To that end, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. Our patent portfolio consists of a combination of issued patents and pending patent applications licensed from third parties, jointly owned by us with third parties, and owned solely by us. The patents and patent applications in our portfolio can be categorized as related to our NK cell engineering platform (e.g., NK cell expansion and/or persistence), NKX019, NKX101, NKX070, or future pipeline product candidates and alternative technologies. Some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from the National University of Singapore ("NUS"), St. Jude Children’s Research Hospital, Inc., or both (collectively, "Licensors"). As of December 31, 2023, our patent portfolio includes at least 30 issued utility patents and at least 170 pending utility patent applications, which are solely owned by us, jointly owned with others, or licensed to us.

At least 20 of the issued utility patents and at least 55 of the pending utility patent applications in our portfolio are related to our NKX019 product candidate, and include composition-of-matter, manufacturing process, and method-of-use claims (e.g., targeting CD19-expressing cells, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are solely owned by us or licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the Patent Cooperation Treaty ("PCT"), and other jurisdictions outside the United States. Of these pending patent applications, at least 45 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2040 (with certain commercially relevant patents extending through approximately 2040), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2044 (with certain commercially relevant patent applications extending through approximately 2044).

At least 20 of the issued utility patents and at least 70 of the pending utility patent applications in our portfolio are related to our NKX101 product candidate, and include composition-of-matter, manufacturing process, and method-of-use claims (e.g., targeting NKG2D ligand-expressing cells, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States that are licensed from Licensors, including one patent in the United States that is co-owned by us with NUS. These pending utility patent applications include applications in the United States, Europe, Japan, and other jurisdictions outside the United States. Of these pending patent applications, at least 60 are solely owned or co-owned by us, with the remaining patent applications (and the co-owned applications) licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2038 (with certain commercially relevant patents extending through approximately 2038), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2044 (with certain commercially relevant patent applications extending through approximately 2044).

At least 15 of the issued utility patents and at least 60 of the pending utility patent applications in our portfolio are related to our NKX070 product candidate, and include composition-of-matter, manufacturing process, and method-of-use claims (e.g., targeting CD70-expressing tumors, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the PCT, and other jurisdictions outside the United States. Of these pending patent applications, at least 50 are solely owned by us or, in the case of two patent applications, co-owned by us with our collaboration partner on the NKX070 program, CRISPR, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2044 (with certain commercially relevant patent applications extending through approximately 2044).

At least 15 of the issued utility patents and at least 30 of the pending utility patent applications in our portfolio are related to our NK cell engineering platform, and include manufacturing process, method-of-use and composition-of-matter claims relating to NK cell expansion and/or NK cell persistence. These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, and other jurisdictions outside the United States. Of these pending patent applications, at least 20 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035 (with certain commercially relevant patents extending through approximately 2035), and the estimated expiration dates of these pending utility patent applications are between approximately 2024 and 2044 (with certain commercially relevant patent applications extending through approximately 2041). Composition-of-matter claims relating to our NKSTIM are estimated to expire in Q4 2024.

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

The U.S. government has certain rights in some of our licensed patents (including U.S. Patent Nos. 7,435,596, 8,026,097, and 11,673,937 and certain related U.S. patent applications, which relate to our NK cell engineering platform) in accordance with the Bayh-Dole Act of 1980. These rights in certain technology developed under government-funded research include, for example, a license to use those inventions for governmental purposes and the right to require us to grant exclusive licenses to such inventions to a third party under certain circumstances. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States unless domestic manufacture is not feasible or the requirement is waived. For further details about risks related to the government’s rights in such inventions, see “—The U.S. government could choose to exercise certain rights in technology developed under government-funded research, which could eliminate our exclusive use of such technology or require us to commercialize our product candidates in a way we consider sub-optimal” in the section titled “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

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

We also protect our brand through trademark rights. As of December 31, 2023, we are the listed owner of the U.S. registered trademark, NKARTA, and 15 related foreign registered trademarks. In addition, we have a pending U.S. trademark application for NKSTIM. In order to supplement the protection of our brand, we also have a registered internet domain name.

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

Preclinical and Human Clinical Trials in Support of a BLA

Preclinical studies generally include laboratory evaluations of product chemistry, formulation, and toxicity, as well as animal studies to assess the potential safety and bioactivity of the product candidate. The conduct of preclinical trials is subject to federal regulations and requirements including GLP regulations. The results of the preclinical studies, together with manufacturing information and analytical data, among other things, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. If outstanding concerns cannot be resolved, the FDA will place the clinical trial, or a portion of it, on clinical hold. A partial clinical hold could stop new patients from enrolling in a clinical trial, or a certain aspect of the study from progressing. A complete clinical hold further requires all patients currently enrolled to discontinue treatment with the product candidate being evaluated. The FDA may also initiate a full or partial clinical hold after the 30 days if, for example, significant public health risks arise during the trial, if FDA believes the study is not being conducted in accordance with FDA regulations, or if results from additional preclinical studies are required by the FDA to evaluate the potential risk and benefit to patients for such a trial. Clinical holds may be temporary or permanent.

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
•
a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;
•
a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct, comparative clinical effectiveness research, along with funding for such research;
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

There have also been a number of proposals in the United States, at both the federal and state level, to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. For example, certain states, including California, have implemented state-level cost containment strategies, which could adversely impact adoption of higher-cost medicines that are new to the market. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare Part D beneficiaries’ annual out-of-pocket drug expenses to $2,000 starting in 2025, effectively eliminating the “donut hole” for Medicare Part D; and (iv) delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. At the state level, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Competition

The biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. Our product candidates, if approved, may address multiple diseases, including B-cell driven autoimmune diseases, B-cell lymphomas and acute myeloid leukemia. We face substantial and increasing competition from many different sources, including large and specialty biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. Competitors may compete with us in hiring scientific and management personnel, establishing clinical study sites, recruiting patients to participate in clinical trials and acquiring technologies complementary to, or necessary for, our programs.

The autologous CAR T cell therapies directed at CD19, tisagenlecleucel, axicabtagene ciloleucel, brexucabtagene autoleucel, and lisocabtagene maraleucel, have been commercialized by Novartis, Kite/Gilead and Bristol-Meyers Squibb Company, and are direct competitors to our product candidate NKX019 in the setting of B cell lymphomas. These approved products are witnessing increased adoption in the market place. Bispecific CD20-directed CD3 T-cell engaging antibodies approved for the treatment of B-cell lymphomas are also competitors to our product candidate NKX019, including but not limited to mosunetuzumab-axgb commercialized by Genentech/Roche, epcoritamab-bysp commercialized by AbbVie, glofitamab-gxbm commercialized by Roche, and odronextamab commercialized by Regeneron.

A large number of cell therapy companies with expertise in oncology intend to apply their technology and development capabilities to the field of autoimmune disease. Companies developing autologous cell therapies for autoimmune diseases which compete directly with NKX019 include but are not limited to AstraZeneca, Autolus, Bristol-Myers Squibb Company, Cabaletta, Cartesian, Immpact Bio, Kyverna, Nanjing Enricnk Biotech, Novartis, and Synthekine. Companies developing allogeneic cell therapies intended to treat autoimmune diseases which compete directly with NKX019 include but are not limited to Adicet, Allogene, Artiva, Atara, Caribou, Century, CRISPR Therapeutics, Fate Therapeutics, Precision Biosciences, and Sana Biotechnology.

Autologous and allogeneic cell therapies intended to treat B cell lymphomas are being developed by a number of additional companies, including but not limited to Astellas Pharma, Arsenal Biosciences, Artiva Biosciences, Capstan Therapeutics, Caribou, Cellectis, Century Therapeutics, CRISPR Therapeutics, CytoImmune, Cytovia, Editas, Galapagos, Gamida Cell, Glycostem, Gracell, ImmunityBio, Indapta, Intellia, MaxCyte, NKGen, ONK Therapeutics, Poseida Therapeutics, Precigen, Regeneron, Sanofi, Senti Bio, Shoreline Biosciences, Surface Oncology, Takeda, TScan Therapeutics, and WuGen. Autologous and allogeneic cell therapies intended to treat acute myeloid leukemia are being developed by additional companies, including but not limited to Affimed, Arcellx, Autolus, Celyad Oncology, Vor Biopharma. Furthermore, a number of companies are seeking to harness NK or T cell biology through engagers which seek to direct a patient’s own NK or T cells to the site of a tumor. Such competitors include Affimed, Amgen, Dragonfly Therapeutics, GT Biopharma, Innate Pharma, and Servier. Several companies are investigating other types of immune cells, such as gamma/delta T cells, natural killer T cells, and macrophages which may offer some of the same advantages as engineered NK cells. These companies include Acepodia, Adicet, Appia Bio, Athenex, Carisma Therapeutics, and In8Bio. In addition, numerous academic institutions are conducting preclinical and clinical research in these areas.

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

Human Capital

We believe that our values – patient first, data driven, intellectually honest, transparent, diverse, inclusive, work/life balance, respectful, humble, creative, and ethical – are the foundations for our team and our behaviors for promoting creativity, innovation and productivity. As of December 31, 2023, we had 150 full-time employees, 36 of whom have Ph.D., M.D. or J.D. degrees. Of these full-time employees, 122 employees are engaged in research and development activities and 28 employees are engaged in finance, business development, human resources, operations and other general and administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical-stage biopharmaceutical company without any products approved for commercial sale, and have not generated any revenue from product sales. We are focused on developing genetically-engineered human cells as therapeutics and our technologies are new and largely unproven. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain and in-house manufacturing capability, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have limited operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the rapidly evolving biotechnology industry. If we do not address these risks, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $117.5 million and $113.8 million for the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $435.4 million as of December 31, 2023. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
continue the clinical development of NKX019 and our other product candidates, including in new indications;
•
continue scale up and optimization of manufacturing process and prepare for commercial manufacturing;
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
•
submit a biologics license application ("BLA") or marketing authorization application ("MAA") for NKX019 and/or our other product candidates and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;
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

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our product candidates, including NKX019. All of our product candidates will require substantial additional development time and resources before we are be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the United States Food and Drug Administration ("FDA") nor any other regulatory authority has approved NKX019, NKX101 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as NKX019, NKX101 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators’, success in:

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

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), and our "at the market" equity offering program (the "ATM Offering Program"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We intend to continue to use the proceeds from our Secondary Offering and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any product candidate into pivotal trials will require us to raise additional capital. As of December 31, 2023, we had cash, cash equivalents, restricted cash, and investments of $250.9 million. Our research and development expenses increased from $90.9 million for the year ended December 31, 2022 to $96.8 million for the year ended December 31, 2023.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our Secondary Offering, a combination of equity offerings and debt financings, including pursuant to our ATM Offering Program, and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from the ongoing conflicts in the Middle East and Ukraine, rising inflation, rising interest rates, or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. A Phase 1 clinical trial to evaluate our lead CAR NK cell product candidate, NKX019, in humans with certain hematological malignancies is ongoing, and preparations for an additional Phase 1 clinical trial for NKX019 in patients with lupus nephritis ("LN") are underway. Although NKX101 has also been in a Phase 1 clinical trial for certain hematologic malignancies, we have stopped enrolling new patients in that clinical trial. Although we may explore our options for implementing certain changes in that program, we cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK cell engineering technology.

Utilizing CAR NK cells represents a novel therapeutic approach, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on utilizing CAR NK cells as an immunotherapy for the treatment of certain diseases, specifically cancers and, most recently, autoimmune diseases. To date, the FDA has approved only a limited number of cell-based therapies for commercialization as treatments for cancer, no cell-based therapies have been approved for commercial use for the treatment of an autoimmune disease, and no natural killer ("NK")-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR NK cell platform product candidates are novel, and cell-based therapies are relatively new, especially as potential treatments for autoimmune diseases, regulatory agencies may lack precedents for evaluating product candidates like our CAR NK cell product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR NK cell platform product candidates.

Use of CAR NK cell therapies may not gain the acceptance of the public or the medical community, especially for the treatment of autoimmune diseases. The patients with autoimmune disease that we will target with NKX019 are typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so the patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects.

Additionally, advancing novel immunotherapies creates significant challenges for us, including:

•
enrolling sufficient numbers of patients in clinical trials;
•
training a sufficient number of medical personnel on how to properly thaw and administer our cells, especially in any solid tumor trial wherein the cells are given through a procedure by trained medical doctors;
•
training a sufficient number of medical and clinical laboratory personnel in the proper collection and handling of clinical samples in our clinical trials to enable a sufficient understanding of CAR NK cell pharmacokinetics and pharmacodynamics for the design of an optimal dosing regimen;
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

CAR NK cell therapy is a relatively new field. To date, no CAR NK cell therapies have been licensed in the United States or elsewhere to treat cancer, and no cell therapies of any type have been licensed for the treatment of autoimmune diseases. The history of manufacturing CAR NK cells for clinical use is limited. Our understanding of NK cell biology is continuously expanding and this is particularly true in relation to autoimmune diseases where there is limited clinical data available and where we have no prior experience. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant additional time and resources to complete. As studies utilizing NK cell biology develop, new information may become available requiring us to change our product candidate. Process improvements or new clinical data might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials. A requirement to run a new clinical trial or repeat a clinical trial would delay clinical development and commercialization of the relevant product candidate.

Prior clinical experience with NK cell therapy has been predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA") types matched between donor and recipient. Our Phase 1 clinical trials, however, are currently evaluating product candidates manufactured from completely unrelated donors (i.e. used "off-the-shelf"). There is a risk that our early clinical results from our Phase 1 clinical trials using off-the-shelf NKX019 and NKX101 may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX019, NKX101, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

Furthermore, the killer immunoglobulin-like receptor ("KIR") is found on the surface of NK cells and recognizes certain HLA types. If there is a match between KIR and the HLA type, KIR acts as a natural inhibitor of NK activity, thereby serving to prevent immune reactions against an individual’s own cells. In our Phase 1 clinical trials, the product candidate is administered regardless of specific KIR phenotype. As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials. We also continue to analyze for donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our products in the clinic.

In addition, with respect to the development of NKX101 for the treatment of malignancies, tumors are sometimes able to evade detection by naturally occurring NK cells by shedding the NKG2D ligands found on malignant cells. While NKX101 has been engineered to resist this shedding mechanism, there can be no guarantee that tumor cells will not retain or regain the ability to shed NKG2D ligand completely despite the presence of NKX101, which would give such tumors a degree of resistance against NKX101. If we discover that tumors develop a resistance to NKX101 as a result of such NKG2D ligand shedding, we will need to reengineer NKX101 to counteract this effect, or we may need to change or abandon our development efforts for NKX101.

Any reengineering of our product candidates or change to the processes we use to manufacture our product candidates could require the redesign of our clinical protocols and clinical trials for our product candidates, significant additional time and resources to complete, and the participation of a significant number of additional clinical trial participants and donors, any of which would delay the clinical development of our product candidates and their eventual commercialization.

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
•
insufficient quantities or inadequate quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates, including potential limitations to the availability of agents such as fludarabine ("Flu"), cyclophosphamide ("Cy"), or other agents administered to patients prior to treatment or in combination with our product candidates or delays in the manufacturing of product candidates due to scale up or improvements to our manufacturing process;
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

For example, following a recent interim evaluation of response data in our NKX101 clinical trial for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"), we decided to prioritize our planned NKX019 Phase 1 trial for the treatment of LN and deprioritize our NKX101 program. Enrollment in our NKX101 clinical trial has been closed. We plan to evaluate the design of the clinical trial, dosing schedule, and manufacturing processes before pursuing any further development of NKX101, although we cannot guarantee that we will pursue any further development of NKX101 in the near future or at all.

Disruptions caused by or related to pandemics, epidemics, or outbreaks of infectious disease, including future outbreaks of COVID-19 variants, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. For example, we periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. If these health authorities need to prioritize efforts related to a pandemic, epidemic, or outbreak of infectious disease, including future outbreaks of COVID-19 variants, then we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development.

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

We may, from time to time, such as for our planned NKX019 clinical trial for the treatment of LN, establish partnerships in relation to our clinical trials, receiving advisory services and other support from third parties. For example, we have partnered with Lupus Therapeutics, the clinical research affiliate of the Lupus Research Alliance, to accelerate development of NKX019 through select sites of the Lupus Clinical Investigators Network ("LuCIN"). Although we believe that these partnerships will enable us to accelerate the development of our product candidates and clinical trials, we cannot guarantee that such collaborations will be successful and, in the event they are not, we may lose our competitive advantage and/or incur additional costs.

As regulatory expectations regarding the genome editing of cellular therapies continue to evolve with data emerging on chromosomal abnormalities from CAR T therapies or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR NK cell product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"), on which we are collaborating with CRISPR, could be impacted. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which, as a result, could slow development of our gene-edited product candidates and increase expenses.

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

If we experience delays in the initiation, enrollment, or completion of any preclinical study or clinical trial of our product candidates, or if any preclinical studies or clinical trials of our product candidates are canceled, the commercial prospects of our product candidates may be materially adversely affected, and our ability to generate product revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs and slow down our product candidate development and approval process.

Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX019, in particular, and we may fail to develop NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.

We cannot guarantee that NKX019 or any of our other product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX019 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. In particular, we have limited prior experience in developing treatments for autoimmune diseases and our resources and processes have historically been focused on the development of NK cell therapies for cancer. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX019 or any of our other product candidates, especially and could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX019 is in Phase I clinical development and subject to the risks inherent in drug development. In December 2022, we announced the opening of three dose-expansion cohorts in our Phase I clinical trial to evaluate NKX019 monotherapy and NKX019 in combination with rituximab in patients with large B-cell lymphoma ("LBCL"). Preliminary results from these cohorts did not meet our expectations, based on the clinical experience of NKX019 in the dose finding portion of the Phase 1 study. As a result, we are no longer enrolling patients in those dose-expansion cohorts. In October 2023, we announced the opening of a new cohort in our clinical trial of NKX019 for the treatment of B-cell malignancies. The new cohort introduces a compressed dosing schedule, where patients receive NKX019 doses on Days 0, 3, and 7 following standard lymphodepleting conditioning ("LD"), rather than Days 0, 7 and 14 following LD in prior cohorts. The new cohort schedule is designed to intensify exposure to NKX019 in the first week after LD, when internal data suggest that NKX019 exposure is highest. We may also use data from this new cohort to inform future dosing strategies across our platform.

Due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have had significant difficulty, and may continue to have significant difficulty, enrolling subjects who have not previously been exposed to a CD19-directed cellular therapy into our Phase 1 clinical trial of NKX019 for the treatment of B-cell malignancies, which has impacted our ability to obtain data about NKX019 activity in certain patient populations and slowed enrollment. If we are unable to enroll sufficient numbers of patients who have not previously received CD19 CAR T-cell therapy in our current or future NKX019 clinical trials in a timely manner, the clinical development and subsequent commercialization of NKX019 for treatment of those patient populations may be delayed or may not be possible at all.

In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN. The planned multi-center, open label, dose escalation Phase 1 clinical trial will evaluate the safety and clinical activity of NKX019 in patients with refractory LN. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX101, our other clinical-stage product candidate, is also subject to the risks inherent in drug development. NKX101 has been studied in dose-expansion cohort in a Phase 1 clinical trial for the treatment of blood cancers including r/r AML or MDS. Following a recent interim evaluation of the clinical response data, we decided to deprioritize the clinical development of NKX101. Further enrollment in the trial has been closed. We do not plan to pursue any further development of NKX101 without first evaluating our options for the trial design, dosing regimen, and manufacturing process for the program. We cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. Even if we do decide in the future to further develop NKX101 for the treatment of r/r AML or MDS, we may not be successful in doing so. If clinical development of NKX101 is restarted in the future and the Phase 1 or clinical trials of NKX101 for the treatment of AML or MDS encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

If we restart development of NKX101 at a later point and are able to obtain clinical proof-of-concept from our NKX101 Phase 1 trial for blood cancers including r/r AML and MDS, we may also develop NKX101 for additional indications. We may not be able to advance any of these indications through the development process. The potential development of NKX101 for treating solid tumors, for example, would be subject to a number of risks including a hostile tumor microenvironment and trafficking to tumor site. The development of treatments to treat solid tumors often requires larger and more expensive clinical trials than for treating blood cancers. Even if we receive regulatory approval to market NKX101 for the treatment of any of these additional indications, any such additional indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX101 for these additional indications, our commercial opportunity may be limited.

Furthermore, because NKX019 and NKX101 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our clinical trials of NKX019 or NKX101 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

We may develop our product candidates as monotherapy or potentially as combination therapy with one or more currently approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the combination therapy used with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune disease are limited, and CD19-targeted CAR NK cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against LN or other autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune disease.

Although we believe that our allogeneic CD19-targeting CAR NK cell product candidate NKX019 may have disease-modifying potential in autoimmune disease, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK cell therapies, represents a novel approach for the treatment of autoimmune disease, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune disease. We cannot guarantee that our planned clinical trial for NKX019 in LN and any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune disease is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune disease, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells ("PBMCs") obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B-cells from our ongoing NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We cannot know with any certainty whether NKX019 will be effective against LN, other forms of systemic lupus erythematosus ("SLE"), or any other autoimmune disease, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T cell therapies. We also face competition from a large number of cell therapy companies with capabilities and expertise in oncology who are also advancing development programs in autoimmune diseases, which may impact our ability to successfully develop and commercialize NXK019. For further details about such reasons, see “—Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control” and “—If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.” If NKX019 is shown to not be sufficiently effective against LN or other autoimmune diseases in clinical trials, we experience delays in our ability to advance NKX019 through clinical development for LN or other autoimmune diseases, or we are unable to successfully compete against other companies in the development and commercialization of NKX019, the commercial prospects of NKX019, as well as our business, financial condition and growth prospects, would be materially adversely affected.

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
•
our ability to manufacture the requisite supply of our product candidates for our clinical trials; and
•
any failure or any delay by us or by our clinical sites to obtain sufficient quantities of components and supplies necessary for the conduct of our clinical trials, including any inability to obtain agents such as Cy, Flu, or other agents administered to patients prior to treatment or in combination with our product candidates.

We need to compete with many ongoing clinical trials and approved therapies to recruit patients into our clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, due to the commercial availability of multiple therapeutic agents that target CD19 for the treatment of cancer, as well as others that are in various stages of development, we have had significant difficulty in our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies and may continue to have significant difficulty in our current or future NKX019 clinical trials for certain indications, including B-cell malignancies, enrolling subjects who have not previously been exposed to a CD19-directed cellular therapy. Additionally, for our ongoing NKX019 clinical trial for the treatment of cancer, our planned NKX019 clinical trial for the treatment of LN, and any future NKX019 clinical trials of ours for the treatment of other autoimmune diseases, the number of qualified clinical investigators is limited, so we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. A number of cell therapy companies have recently announced plans for clinical trials for the treatment of LN and/or other autoimmune diseases, which may increase competition in the future for investigators and/or patients for our planned NKX019 clinical trial for the treatment of LN and any other NKX019 clinical trials that we may initiate in the future for the treatment of other autoimmune diseases. Furthermore, we intend to use Cy as the LD prior to treatment with NKX019 in our planned NKX019 clinical trial for the treatment of LN. If this is ineffective or we decide to change the protocol to use a combination of Flu and Cy, as the LD, physicians may choose to refer patients to other clinical trials conducted by one of our competitors. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

The clinical development of our product candidates depends on our ability to manufacture and provide the requisite supply of our product candidates for our clinical trials. Any failure or delays by us to manufacture and provide our product candidates in sufficient quantity and quality for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all. For further details regarding risks related to the manufacture of our product candidates, see “Risks Related to Manufacturing” below, including “—Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.” The clinical development of our product candidates also depends on the availability of a sufficient supply of certain other materials and agents used in our clinical trials. For example, certain of our clinical trial protocols require the use of Flu and/or Cy, agents which are routinely used in oncology studies, and which we use in certain of our clinical trial protocols to condition patients for treatment with our product candidates. Further, we may develop certain of our product candidates as a combination therapy with other therapies, which would require the availability and use of those therapeutic agents in certain of our clinical trial protocols. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of our product candidates and other agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. Other than NKX019 and NKX101, all of our programs, including NKX070, are in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report,may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. For example, the preliminary results from the three dose expansion cohorts we announced opening in December 2022 as part of our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies did not meet expectations. We are now no longer enrolling patients in those dose expansion cohorts and in October 2023, we announced the opening of a new cohort with a compressed dosing schedule. We will now evaluate the results of this new cohort before committing additional resources to the program. Also, an interim evaluation of the data from the most recent dose-expansion cohort of our NKX101 Phase 1 clinical trial indicated that the aggregate clinical response rate for the 20 patients in the cohort was meaningfully lower than it had been for the first six patients in the cohort. As a result, we have now deprioritized further development of NKX101.

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

Updated data from the dose-escalation portion of our NKX019 Phase 1 clinical trial in B-cell malignancies were reported in December 2022, and updated interim data from our NKX101 Phase 1 clinical trial were reported in June 2023. The most common higher-grade (Grade ≥3) adverse events in the interim data reported for patients in the NKX019 Phase 1 clinical trial for B-cell malignancies were myelosuppression, which is common in the treated patient population after LD. In the dose-escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose-escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T cell therapies. The most common higher-grade (Grade ≥3) adverse events in the interim data reported in June 2023 for patients with r/r AML in the NKX101 Phase 1 clinical trial were myelosuppression – a condition resulting in fewer red blood cells, white blood cells and platelets, as well as infections such as sepsis and pneumonia, occasionally requiring supplementary oxygen, which are common in the treated patient population after LD. The interim data from the NKX101 clinical trial indicated that adverse events experienced by certain patients with r/r AML included infusion reactions, CRS, and one case of immune effector cell-associated neurotoxicity (in each case, ≤grade 2). A more recent review of the data from additional patients enrolled in a dose-expansion cohort in our NKX101 clinical trial has indicated that the safety profile of NKX101 is consistent with the data reported in June 2023.

While the interim data reported to date from our NKX019 and NKX101 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience CRS, neurotoxicity, Graft-versus-host disease ("GvHD"), or other serious adverse events associated with our specific product candidates NKX019 and NKX101. For instance, NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the extent and impact of ligand expression is currently not fully characterized. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity as well as potentially decreased efficacy. Such adverse events may cause delays in completion of our clinical programs.

Furthermore, in some instances, the diseases we may be seeking to treat may be less serious than the later stage cancers traditionally being treated with cell therapies or other immunotherapy products. Therefore, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk threshold such that any potential harmful side effects may outweigh the benefits of our product candidates and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the autoimmune patient populations being pursued with cell-based therapies, such as in the LN patients in our NKX019 clinical trial, will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for our autoimmune programs than for our oncology programs or the oncology programs of others.

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

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development, and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies tisagenlecleucel, axicabtagene ciloleucel, brexucabtagene autoleucel, and lisocabtagene maraleucel, which have been commercially approved, are direct competitors to our product candidate NKX019 in hematology. A large number of cell therapy companies with capabilities and expertise in oncology are advancing development programs in autoimmune diseases. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage cell therapy product candidates for hematologic malignancies and/or autoimmune diseases, and a number of other companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor or are investigating other types of immune cells. Other biopharmaceutical companies are developing bispecific antibodies, which are also direct competitors to NKX019 for hematologic malignancies. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar product candidates or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

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

In May 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing up to two allogeneic, gene-edited NK cell therapies and one allogeneic, gene-edited NK+T cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first product candidate being developed in partnership with CRISPR is NKX070, and together with CRISPR, we may advance NKX070 for the treatment of solid tumors and blood cancers. The second product candidate being developed in partnership with CRISPR is NK+T. In May 2022, we amended the CRISPR Agreement to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, under the CRISPR Agreement, we have received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK cell program.

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

Seeking and obtaining these designations is dependent upon results of our clinical program, and we cannot guarantee whether and when we may have the data from our clinical programs to support an application to obtain any such designation. Prior to submitting a BLA, we may seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for an expedited regulatory designation (e.g., Fast Track designation or Breakthrough Therapy designation), there can be no assurance that such submission or application will be granted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, we cannot assure you that the applicable regulatory authority would decide to grant it. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering to file our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Furthermore, even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EMA, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to advise on, conduct, or otherwise support clinical trials for our product candidates, including conducting our NKX019 clinical trial for the treatment of LN, a disease area in which we have no prior experience. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We and the third parties on which we rely for clinical trials are required to comply with regulations and requirements, including good clinical practices ("GCP") for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the competent authorities of the European Union member states, and comparable foreign regulatory authorities for any drugs in clinical development. The FDA enforces GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials do not deviate from GCP. In addition, our clinical trials must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process and could also subject us to enforcement action. For example, government measures taken in response to the COVID-19 pandemic had a significant impact on our CROs, and similar measures in response to future pandemics, epidemics, or outbreaks of infectious disease may result in further disruptions, which would affect our ability to initiate and complete our preclinical studies and clinical trials. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we typically design the clinical trials for our product candidates, we rely on third parties to conduct our clinical trials. As a result, many important aspects of our clinical development, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct our current and future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

In some instances, our product candidates may be evaluated in clinical trials conducted by certain clinical investigators who are our collaborators. We may have limited or no control over the design and administration of these investigator-sponsored trials and will have no control over the submission or approval of any IND or foreign equivalent required to conduct these trials. The investigator-sponsored trials could, depending on the actions of such third parties, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of any of these investigator-sponsored trials are inconsistent with, or different from, the results of our current or future company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of our company-sponsored trial or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while investigator-sponsored trials could be useful to inform our own clinical development efforts, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates.

Our business and the business or operations of our research partners and other third parties with whom we conduct business have been and could in the future be adversely affected by the effects of pandemics, epidemics, and outbreaks of infectious diseases in regions where we or third parties on which we rely have business operations.

The COVID-19 pandemic and measures taken to mitigate the impact of the pandemic disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The emergence of one or more pandemics, epidemics, or outbreaks of infectious diseases, including future outbreaks of COVID-19 variants, Respiratory Syncytial Virus ("RSV"), or the flu, could result in similar disruptions.

Our operations, as well as the operations of some of our contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, were impacted by the COVID-19 pandemic and may in the future be similarly impacted by future pandemics, epidemics, or outbreaks of infectious disease. For example, as a result of the COVID-19 pandemic, we experienced some delays in completing the construction of our cGMP manufacturing facilities, global supply shortages of certain materials that we and our CDMOs use for research and cGMP manufacturing, employee turnover/attrition, delays and/or disruptions at our CROs, and delays in setting up certain clinical sites and enrollment in our clinical trials.

The emergence of a future pandemic, epidemic, or outbreak of infectious disease may impact the regulatory authorities to which we are subject in our industry, which may, in turn, hamper or delay our clinical development efforts. For instance, the COVID-19 pandemic resulted in a significant increase in the FDA workload, as well as the need to reprioritize the projects under review, and a future pandemic, epidemic, or outbreak of infectious disease may do so again in the future.

We cannot predict the potential future impacts of the emergence of another pandemic, epidemic, or outbreak of infectious disease on us, our research partners, including CRISPR, and other third parties with whom we conduct business. We may experience disruptions as a result of a pandemic, epidemic, or outbreak of infectious disease that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX019 clinical trial for cancer and planned NKX019 clinical trial for LN;
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

The extent of any delays or impacts due to pandemics, epidemics, or outbreaks of infectious disease, or government regulations in response to the foregoing, will depend on future developments that are highly uncertain and cannot be predicted with confidence, but these delays could have a material impact on our business, financial condition, and/or results of operations.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2023, we had 150 full-time employees. In October 2023, we announced a reduction in headcount of 18 positions, as well as a cap on future headcount growth. As part of these measures we also reallocated existing headcount among our functions. However, in the future, our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact the reduction in force may have on potential employees’ perception of our company and culture. Our need to effectively execute our growth strategy requires that we:

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

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. In October 2023, we announced implementation of certain cost containment measures and a reduction in force of approximately 10%. This reduction in force, as well as any others we may need to implement in the future, may have a detrimental impact on company culture and employee morale, which may hurt our ability to retain employees. We will need to hire additional personnel if we expand our clinical development and manufacturing activities, or if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. If we are unable to hire and retain the qualified personnel we need to operate our business, our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidates are being developed to treat. We intend to utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

There is an increasing focus from investors, employees, business partners, and other stakeholders concerning environmental, social, and corporate governance ("ESG") matters. The expectations related to ESG matters are rapidly evolving and, while we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be perceived to not be adequately addressing these matters, which could negatively impact our reputation and our business. In addition, we currently do not report our environmental emissions, and our lack of reporting could result in certain investors declining to invest in our common stock. We may also be required to increase our disclosure of ESG-related matters in the coming years as a result of regulatory changes that have been adopted or may be adopted in the future. For example, the SEC has recently adopted certain mandated ESG reporting requirements designed to enhance and standardize climate-related disclosures and the State of California has also enacted its own climate-disclosure requirements. Compliance with these disclosure requirements may require us to significantly increase our compliance and reporting costs and may also result in disclosures that could have a negative impact on investor perception.

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

Our manufactured product candidates may fail to meet the required specifications for any of a variety of reasons, including variability in starting material, deviations from normal manufacturing process, or insufficient optimization of specific process steps. This failure to meet specifications could result in supply shortages, or delays related to obtaining additional regulatory, site and patient approvals to continue dosing patients in the clinical trial. If the required additional approvals cannot be obtained, additional delays may occur as manufacturing would need to be restarted, enrollment may be delayed, and/or patients may be unable to remain in the study. Any delay in the clinical development or commercialization of NKX019 or our other product candidates could materially adversely affect our business, financial condition, results of operations and growth prospects.

We may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Efforts to scale up and improve our manufacturing processes across our platform are ongoing. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, or the performance of the product once commercialized. We previously filed a manufacturing process change amendment with the FDA for our NKX101 Phase 1 clinical trial for the treatment of AML as part of ongoing scale up and optimization of manufacturing across our platform. In October 2023, we announced that, in the dose-expansion cohort in the NKX101 clinical trial in which fludarabine and cytarabine (“flu/ara-C”) was being used as LD, we had begun dosing patients with NKX101 product that had been generated with the amended manufacturing process. However, a subsequent interim review of the clinical response data from the cohort indicated that the aggregate response rate for the 20 patients in total in the cohort was meaningfully lower than what had been observed and previously reported for the first 6 patients in the cohort. We have closed enrollment in the clinical trial and deprioritized the NKX101 program.

Changes to our process made during the course of clinical development could also require us to show the comparability of the product candidate used in earlier clinical phases or at earlier portions of a trial to the product candidate used in later clinical phases or later portions of the trial. It is difficult to establish comparability of cell therapy products, and this may complicate efforts to verify process changes during scale up. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, or if regulatory authorities do not agree that comparability has been established, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

We are manufacturing in our own internal manufacturing facility to supply drug product for our Phase 1 clinical trials. We have in the past, and may again in the future, encounter problems or delays with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our clinical trials, we do not yet operate a cGMP facility for the commercial-scale manufacture of our product candidates. Although we built a commercial-scale manufacturing facility, maintaining our commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future pandemics, epidemics, or outbreaks of infectious disease or government-imposed restrictions in response to the foregoing could impact our ability to properly staff production of our product candidates. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Also, although we currently manufacture our clinical supply at our own cGMP facility, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including NKSTIM and viral vectors. Even though we have established our own internal cGMP facility for clinical supply of certain product candidates, and even if we successfully establish our own cGMP manufacturing facility for manufacture of our product candidates on a commercial scale, we will continue to outsource manufacturing of certain materials necessary for production of our product candidates. If we are unable to outsource the manufacturing of these materials or our established third-party manufacturers delay delivery of or fail to provide certain materials as needed for the production of our product candidates, then the production of our clinical or commercial supply may be impacted. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

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

If the third parties that we engage to supply any materials or to manufacture any product candidates for our preclinical tests and clinical trials should cease to continue to do so for any reason, including due to the effects of a pandemic, epidemic, or outbreak of infectious disease, such as a future outbreak of a COVID-19 variant, and the actions undertaken by governments and private enterprises to contain such health event, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively. For example, at some of our contract manufacturing sites, we have experienced delays in the past as a result of COVID-19-related restrictions, including temporary shutdowns, and instances of COVID-19 cases impacting personnel.

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

Our manufacturing process for NKX019 and for NKX101 depends on the use of the Miltenyi CliniMACS® Plus system, and related reagents, all of which are only available from Miltenyi as the sole supplier. In addition, some of these reagents, at the time of procurement, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain.

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

If any of our clinical trials reveal issues with the safety or efficacy of any of our product candidates, modification of the donor selection criteria or the manufacturing process may be necessary to address such issues. Alternatively, we may choose to modify the manufacturing process in an effort to improve the efficiency of the process or efficacy of the product candidates. However, although research to establish the optimal donor and manufacturing parameters is ongoing, we have not, at present, fully characterized or identified how donor characteristics and manufacturing process parameters affect the optimal cell killing ability for our engineered NK cell product candidates for in vitro and animal efficacy studies or how such potency differences may translate into efficacy to be seen in human clinical trials, including both the proportion of patients who achieve a meaningful clinical response, and the duration of any such clinical responses. As a result, our ability to improve our manufacturing process or product potency, safety, or efficacy according to such parameters is limited and may require significant trial and error, which may cause us to incur significant costs or could result in significant delays to the clinical development and eventual commercialization of our product candidates. We continue to work to better establish the optimal donor and manufacturing parameters for our product candidates. Efforts to scale up and optimize our manufacturing processes across our platform are ongoing. If we are unable to manufacture sufficient supply of our product candidates for our current, planned, or future clinical trials, the clinical development and potential eventual commercialization of may be delayed, and we may be materially harmed as a result.

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

We have not yet developed a validated methodology for freezing and thawing commercial-scale quantities of CAR NK cells, which we believe will be required for the storage and distribution of our CAR NK cell product candidates.

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

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc. (the "Licensors"). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license to specified patents and patent applications related to NK cell technology in the field of therapeutics. We are reliant upon certain rights and proprietary technology provided to us under this license for the production and development of certain of our product candidates, such as NKX019, NKX101 and NKX070. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, including NKX019, NKX101 and NKX070, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

Furthermore, our license agreement with the Licensors is field-specific and has been granted to us in the field of therapeutics. This license agreement permits the Licensors to practice the licensed rights, and to allow non-profit academic third parties to practice the licensed rights for certain academic purposes. Further, one of the Licensors’ patent families from which we license certain patents and patent applications contains other certain patents and patent applications that the Licensors have licensed to at least one third party. Although the patents and patent applications licensed to the at least one third party should not overlap with our licensed patents and patent applications, there is a risk that inadvertent overlap may occur, and thus, resources may have to be expended to resolve any such overlap and to prevent other licensees from practicing under our licensed patents rights. If any of the foregoing were to occur, it could delay our development and commercialization of our product candidates, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, term, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates or effectively prevent others from commercializing competitive technologies and product candidates.

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

We are aware of third-party patents and patent applications that may relate to the areas in which we are developing product candidates. For example, under the CRISPR Agreement, we are collaboratively designing and advancing certain gene-edited NK cell therapies and have received licenses from CRISPR for certain CRISPR-Cas9 gene editing targets that can be engineered into our own NK cell therapies. Third parties could assert that CRISPR does not have rights to certain CRISPR-Cas9 technologies, or could assert and have asserted in the past, that the CVC Group does not have rights to certain CRISPR-Cas9 technologies, including inventorship and ownership rights to some of the CVC Group’s patents, or that such rights are limited. Third parties could seek to assert their issued patents relating to CRISPR-Cas9 technologies against us or our collaborators based on our CRISPR-Cas9-based activities, or those of our collaborators, including commercialization of gene-edited NK cell therapies.

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

Furthermore, after issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, and we may incorrectly determine that our product candidates or technology are not covered by a third party's patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or elsewhere that we consider relevant may also be incorrect. Changes in patent laws and regulations may also affect the expiration date of any patent in the United States or elsewhere that we consider relevant. If we fail to correctly identify or interpret relevant patents or the expiration dates thereof, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates. We may also be forced to attempt to redesign our product candidates or technology in a manner that no longer infringes third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to the development and commercialization of our product candidates.

Our development and commercialization rights to our current and future product candidates and technology are subject, in part, to the terms and conditions of licenses granted to us by others.

We are a party to a variety of intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. These license agreements provide us with access to certain rights and proprietary technology from third parties for the production and development of our current and future product candidates, including NKX019, NKX101 and NKX070. However, these licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

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

We also have entered, and may in the future enter, into collaboration or license agreements with commercial entities to access technologies and materials that are not otherwise available to us. Our agreements with such entities may provide licenses to technology useful for the discovery, development, or commercialization of our product candidates. These licenses may, in some instances, be non-exclusive. For example, we have entered into an agreement with CRISPR, which grants us a non-exclusive license on up to five gene-editing targets to enable us to independently research, develop and commercialize NK cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

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

Furthermore, our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. For example, CRISPR has licensed certain rights to a worldwide patent portfolio that covers various aspects of the CRISPR-Cas9 editing platform technology including, compositions of matter and methods of use, including their use in targeting or cutting DNA, from Dr. Emmanuelle Charpentier. In addition to Dr. Charpentier, this patent portfolio has named inventors who assigned their rights to the Regents of the University of California or the University of Vienna, to whom we refer together with Dr. Charpentier, as the CVC Group. Accordingly, CRISPR has non-exclusive or co-exclusive rights to the patent rights that protect the core CRISPR-Cas9 gene-editing technology. If other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could harm our competitive position, and our business.

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.

As of December 31, 2023, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX019, NKX101 and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications if they issue, has estimated expiration dates between 2024 and 2044. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019, NKX101 and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Even after issuance, our owned and in-licensed patents may be subject to challenge, which if successful could result in a partial or complete loss of patent rights, which could materially adversely affect our ability to protect our competitive position.

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

In addition, the Federal Circuit and U.S. Supreme Court have ruled on several patent cases in recent years, narrowing the scope, and limiting the duration, of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we own, have licensed or might obtain in the future.

Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (the "UPC"). As the UPC is a new court system, there is no precedent for the court or any decisions that it may take, increasing the uncertainty of any litigation. During a seven-year transitional period, patent owners may remove patents, patent applications, and supplementary protection certificates ("SPCs") from the jurisdiction of the UPC, provided that no action has been filed before the UPC, by filing a request to opt out of the jurisdiction of the UPC. Such “opted-out” patents will remain or issue as national patents in the UPC countries. Patents under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that have ratified the UPC agreement. We cannot predict with certainty the long-term effects of any potential changes.

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

The U.S. government has certain rights in some of our licensed patents (including U.S. Patent Nos. 7,435,596, 8,026,097, 11,673,937, and certain related U.S. patent applications) in accordance with the Bayh-Dole Act of 1980. These rights in certain technology developed under government-funded research include, for example, a nonexclusive, nontransferable, irrevocable, paid-up license to use those inventions for governmental purposes. In addition, the U.S. government may exercise certain "march-in rights," which require us to grant exclusive licenses to such inventions to a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the general requirement that patented products be manufactured substantially in the United States unless domestic manufacture is not feasible has not been satisfied or waived.

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

Intellectual property generated under a government-funded program is also subject to certain reporting requirements. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States unless domestic manufacture is not feasible or the requirement is waived. If we are unable to obtain a waiver from the government agency that provided the underlying research funding, we may be limited in our ability to contract with non-U.S. product manufacturers for products related to such intellectual property.

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

Our product candidates, including NKX019, could be subject to regulatory limitations following approval, if and when such approval is granted.

Following approval of a product candidate, if any, we must comply with comprehensive government regulations regarding the manufacture, labeling, marketing, distribution and promotion of biologic products. We must comply with the FDA’s labeling protocols, which prohibits promoting “off-label uses.” We may not be able to obtain the labeling claims necessary or desirable to successfully commercialize our products, including NKX019 or other product candidates in development.

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

Our initial clinical trials have been evaluating NKX019 and NKX101 in relapsed/refractory patients who have been previously treated with other anti-cancer therapies. We are developing a clinical trial to evaluate NKX019 in patients with refractory LN. We do not know at this time whether either NKX019 or NKX101 or any of our product candidates will be safe for use in humans or whether they will demonstrate any anti-cancer or autoimmune activity. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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
•
the cost of treatment relative to alternative treatments, and the availability of coverage or reimbursements by government and private payors to enable patients to afford our product candidates;
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

We expect the cost of a single administration of one of our cell therapy product candidates to be substantial, when and if they achieve regulatory approval. We expect that there is likely to be a significant copay associated with our cell therapy products given the overall cost and that coverage and reimbursement by government and private payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of our products, if approved, will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be reimbursed by government authorities, private health coverage insurers and other third- party payors. Coverage and reimbursement by a third-party payor could depend upon several factors, including the third-party payor’s determination that use of a product is (i) a covered benefit under its health plan, (ii) safe, effective and medically necessary, (iii) appropriate for the specific patient, (iv) cost-effective and (v) neither experimental nor investigational.

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

Third-party patient assistance programs, including copay assistance programs, that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives have resulted in significant civil and criminal settlements. While copay assistance programs are common within the industry, the Office of Inspector General at the U.S. Department of Health and Human Services has taken the position that such programs may violate the Anti-Kickback Statute. It is difficult to predict whether new legislation or regulatory action will restrict copay assistance programs and there is a risk that if these copay assistance programs are curtailed, higher cost treatments will be less accessible to patients and less likely to gain market acceptance.

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
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct, comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

There have also been a number of proposals in the United States, at both the federal and state level, to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. For example, certain states, including California, have implemented state-level cost containment strategies, which could adversely impact adoption of higher-cost medicines that are new to the market. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare Part D beneficiaries’ annual out-of-pocket drug expenses to $2,000 starting in 2025, effectively eliminating the “donut hole” for Medicare Part D; and (iv) delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. At the state level, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers ("PBMs") and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters including earthquakes, typhoons, floods and fires, and other public health crises, illnesses, epidemics or pandemics.

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

New laws also are being enacted and considered at both the state and federal levels. For example, the California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. In addition, the California Privacy Rights Act (the "CPRA"), which became operative on January 1, 2023, expanded the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also created the new California Privacy Protection Agency to implement and enforce the CCPA and the CPRA, which could increase compliance costs. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Additionally, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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
•
the ongoing conflicts in the Middle East and Ukraine;
•
general economic and political conditions such as recessions, inflationary pressures, interest rates, fuel prices, elections, drug pricing policies, international currency fluctuations, acts of war or terrorism, and other public health crises, illnesses, epidemics or pandemics; and
•
other factors discussed in these risk factors.

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

In addition, broad market and industry factors could materially adversely affect the market price of our common stock, irrespective of our operating performance. The stock market in general, and Nasdaq and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of ours, may not be predictable. For instance, technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock. In addition, the trading prices for common stock of other biopharmaceutical and biotechnology companies may be highly volatile in the event of a pandemic, epidemic, or outbreak of infectious disease, such as an outbreak of a COVID-19 variant. A loss of investor confidence in the market for biotechnology or pharmaceutical stocks or the stocks of other companies which investors perceive to be similar to us, the opportunities in the biotechnology and pharmaceutical market or the stock market in general, could depress our stock price regardless of our business, financial condition, results of operations or growth prospects.

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of March 18, 2024, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 78% of our common stock. These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of March 18, 2024, we had 49,416,186 shares of common stock outstanding.

Holders of an aggregate of 9,837,634 shares of common stock, including with respect to shares of our convertible preferred stock that converted into shares of our common stock upon the completion of the IPO, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act, or until the rights terminate pursuant to the terms of the stockholders agreement between us and such holders. We have also registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on registration statements on Form S-8, and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

This exclusive forum provision is intended to apply to claims arising under Delaware state law and is not intended to apply to claims brought pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") or the Securities Act of 1933, as amended (the "Securities Act"), or any other claim for which the federal courts have exclusive jurisdiction. This exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

General Risk Factors

Computer system interruptions or security breaches of our information systems could significantly disrupt our product development programs and our ability to operate our business.

Our internal computer systems, cloud-based computing services and those of our current and future collaborators, third party service providers, and other contractors or consultants (collectively, our "information systems") are vulnerable to damage or interruption from computer viruses, ransomware, malware, data corruption, cyber-based attacks, phishing attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have taken steps to protect the security of our information systems and the data maintained in those systems, we have, from time to time, experienced cyber incidents of varying degrees, although none of these cyber incidents have had a material adverse impact on our business, financial condition or results of operations. Our business is becoming increasingly dependent upon these information systems, including as a result of remote working policies following the COVID-19 pandemic. It is possible that in the future our safety and security measures will not prevent the improper functioning or damaging of our systems, or the improper access or disclosure of personally identifiable information, in particular as cyber-based attacks become increasingly sophisticated, and any such event could materially and adversely impact our business, financial condition or results of operations. If a significant system failure, accident, security breach or other cyber incident were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information, the disclosure of protected personally identifiable patient information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption, security breach or other cyber incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

Furthermore, federal, state and international laws and regulations, such as the GDPR, which took effect in May 2018, and the CCPA which took effect on January 1, 2020, as well as the CPRA, which took effect on January 1, 2023 and made a number of significant amendments to the CCPA, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information systems security efforts fail or if our privacy practices do not meet the requirements of such laws. Other states are considering similar laws that could impact our use of research data with respect to individuals in those states. There are extensive documentation obligations and transparency requirements, which may impose significant costs on us.

Any computer system interruptions or security breaches of our information systems could result in a disruption of our operations, damage to our reputation, investigations, claims or lawsuits and we may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any cybersecurity incidents and claims, investigations, penalties, fines, damages or settlements arising from cybersecurity incidents. We may not have adequate insurance coverage to compensate it for any losses that may occur.

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

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including, but not limited to:

•
scrutiny by the Federal Trade Commission ("FTC") and the Department of Justice ("DOJ"), including the potential challenge of a proposed merger or acquisition by the FTC or DOJ;
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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules of the SEC and those of Nasdaq have imposed various requirements on public companies including that we establish and maintain effective disclosure and financial controls. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We may, as a result of regulatory changes, be subject to additional requirements, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We continuously monitor our information systems to assess, identify, and manage risks from vulnerabilities and assess cybersecurity threats. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process. We monitor risks through routine security assessments and implementation of enhancements to security measures used to protect our systems and data. We address system alerts on an ongoing basis. We maintain an Incident Response Plan Policy ("IRP"), which sets forth processes we will follow to address incidents as defined in the IRP, which include an actual or reasonably suspected cyber incident. Our information technology team promptly responds to system alerts and reported incidents that indicate the suspected presence of an incident and escalates in accordance with the IRP. The IRP, among other things, provides for a cross-functional team consisting of representatives from informational technology, risk management, legal, and communications, an Incident Response Team ("IRT"), that collaborates to quickly assess the impact, mitigate risks to information systems, and resolve incidents while improving information systems. Depending on the incident, we may utilize third-parties for assistance in investigating and addressing cybersecurity incidents.i

We also utilize certain third-party service providers to perform a variety of critical business functions and recognize that we are exposed to cybersecurity threats associated with our use of third-party service providers. We have certain vendor management processes designed to help manage cybersecurity risks associated with our use of certain of these providers. Additionally, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process.

We have not had cyber incidents that have materially affected our business or financial condition. For details about our risks associated with cybersecurity threats, see “— Computer system interruptions or security breaches of our information systems could significantly disrupt our product development programs and our ability to operate our business.” in the section titled “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

Governance

Management is responsible for identifying and assessing material risks for the business on an ongoing basis, including in relation to cybersecurity. As part of this process, our IRT is tasked with implementing and maintaining our cybersecurity programs, including establishing processes to ensure that potential cybersecurity risk exposures are monitored and putting in place appropriate mitigation measures. Our Chief Financial and Business Officer oversees our information technology department which monitors the prevention, detection, mitigation, and remediation of cyber incidents, if any, and reports all potential incidents and an initial assessment of such incident to the IRT. Our Chief Financial and Business Officer has over 6 years of experience with overseeing risk, compliance, and information technology functions.

Our Board of Directors (the "Board") oversees our risk management program as part of its general oversight function. The Board’s Audit Committee is delegated the responsibility for reviewing and discussing with management our program to identify, assess, manage, and monitor significant business risks, including financial, operational, privacy, business continuity, legal and regulatory, reputation risks, and security, including cybersecurity. The Audit Committee receives quarterly updates from management regarding investigated incidents and periodic updates from management regarding cybersecurity matters (including the current threat landscape and cybersecurity risks). The Audit Committee may provide updates to the Board on the substance of these reports and any recommendations for improvements that the Audit Committee deems appropriate.

Item 2. Properties.

Our facilities are located at three leased sites. The first site, located at 6000 Shoreline Court, South San Francisco, California, consists of approximately 42,145 square feet of office and laboratory space and is primarily used for manufacturing activities. Our lease covering multiple suites at this site expires in July 2030, with certain suites expiring in March 2024. The second site, located at 7000 Shoreline Court, South San Francisco, California, consists of 340 square feet of vivarium space and an additional 215 square feet of shared laboratory space, and is primarily used for preclinical research. Our agreement that provides for our use of these vivarium and laboratory spaces expires in June 2024. The third site, located at 1150 Veterans Boulevard, South San Francisco, California, consists of 88,000 square feet of office and laboratory space and is primarily used for research, clinical, manufacturing and corporate activities. This lease expires in 2034. As a result of moving our main offices and research activities to the Veterans location last year, we vacated certain suites at the 6000 Shoreline Court location. We are seeking to sublease these certain suites while still maintaining sufficient office and laboratory space to allow our team to continue to develop our proprietary programs. We believe that these facilities are sufficient to meet our current needs.

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

Holders of Common Stock

As of March 18, 2024, there were approximately 17 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 13, 2020 pursuant to Rule 424(b)(4) under the Securities Act. As of December 31, 2023, we have used all of the $265.1 million net proceeds from the IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered NK cell therapies for the treatment of patients with autoimmune diseases or hematologic malignancies. We are currently developing NKX019, a CAR NK cell product candidate targeting the CD19 antigen, as our lead product candidate. We have also been developing NKX101, a CAR NK cell product candidate targeting cells that display NKG2D ligands. Both product candidates enable an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. NKX019 and NKX101 incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK cell recognition of target antigens, enhance NK cell fitness and freeze, store, and thaw our engineered NK cells for off-the-shelf administration. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and cancer, be well tolerated, and avoid some of the toxicities observed with other cell therapies. NKX019 is currently being studied in an ongoing Phase 1 clinical trial for certain B-cell malignancies, and preparations for a planned Phase 1 clinical trial of NKX019 for LN are underway. NKX101 has been studied in a Phase 1 clinical trial for certain hematologic malignancies, although we have closed patient enrollment and deprioritized the program as part of a pipeline realignment to direct primary resources to our lead pipeline program, NKX019, for the treatment of autoimmune disease.

Our modular engineering platform builds on the distinctive biology of NK cells and their role in eradicating aberrant and pathologically transformed cells. Our process starts with differentiated, mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves a chimeric antigen receptor ("CAR") on the surface of an NK cell to enable the cell to recognize specific proteins or antigens that are present on the surface of tumor cells. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)-15 ("mbIL-15").

In October 2023, we announced that we had received clearance of an IND application by the United States FDA to evaluate NKX019 for the treatment of LN. The planned multi-center, open label, dose escalation Phase 1 clinical trial will evaluate the safety and clinical activity of NKX019 in patients with refractory LN. We are on track to dose the first patient in the first half of 2024. We also plan to evaluate additional autoimmune diseases for potential clinical investigation with NKX019.

NKX019 is currently being studied in a multi-center Phase 1 clinical trial for the treatment of a variety of B-cell malignancies. This ongoing first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019, at multiple centers in the United States and Australia.

NKX101 has been evaluated in a multi-center Phase 1 clinical trial in the U.S. for the treatment of r/r AML and MDS. This first-in-human study evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX101. We have deprioritized the development of NKX101 as part of a realignment of our pipeline to direct primary resources to our lead pipeline program, NKX019, for the treatment of autoimmune disease.

Under the CRISPR Agreement entered into in May 2021, we agreed with CRISPR to collaboratively design and advance (a) up to two allogeneic, gene-edited NK cell therapies, one of which is the engineered CAR NK product candidate targeting the CD70 tumor antigen, and (b) one allogeneic, gene-edited NK+T cell therapy.

In October 2023 we announced cost containment measures designed to create a more streamlined organization to support our operations through multiple clinical data updates during 2024 and extend our projected cash runway into 2026. These cost containment measures included a reduction in and re-allocation of headcount combined with a cap on future headcount growth, as well as planned centralization of operations to a single location. We plan to continue to carefully manage our discretionary expenses and headcount growth in the near term to ensure we have sufficient capital to achieve these milestones. We have prioritized the development of NKX019, including hiring personnel with the requisite education and experience, to support our expansion into autoimmune disease.

Since the commencement of our operations in 2015, we have devoted substantially all of our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have incurred net operating losses since inception and have not generated any revenue from product sales. In the future, we expect that our operating expenses will significantly increase as we continue to develop and seek regulatory approvals for our product candidates, continue to engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, maintain and expand our product manufacturing capabilities, and ultimately establish a commercial organization. We have funded our operations primarily through the issuance of Company stock and intend to raise additional capital to fund operations until such time that we are able to generate sufficient revenues to cover our operating expenses. We may seek additional funding through the issuance of common stock, including through our ATM Offering Program, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including, among other things, the pace and results of our clinical development efforts for our product candidates. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute our business plan and may cause us to undertake further cost containment measures and/or significantly delay, scale back or discontinue the development of some of our programs. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the "JOBS Act") as further described under “—JOBS Act” below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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
•
expenses incurred in connection with conducting clinical trials including investigator grants, site payments for time and pass-through expenses and expenses incurred under agreements with CROs, other vendors, central laboratories and service providers engaged to conduct our trials;
•
the cost of consultants engaged in research and development related services;
•
the cost to manufacture drug product candidates for use in our preclinical studies and clinical trials;
•
facilities, depreciation and other expenses, which include allocated expenses for rent and maintenance of facilities, insurance and supplies;

•
costs related to regulatory compliance; and
•
the cost of annual license fees under our third-party licensing agreements.

We typically have various early-stage research and drug discovery projects as well as various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding the costs incurred for these early-stage research and drug discovery programs on a project-specific basis. As part of our October 2023 announcement of cost containment measures, early discovery and preclinical programs have been deprioritized with less personnel and funding allocated to advancing these programs.

We expense research and development costs as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement.

	Year Ended December 31,
	2023	2022
Direct external development program expenses:	(in thousands)
NKX101	$18,659	$19,654
NKX019	11,410	12,632
NKX070	896	2,720
NK+T	108	499
Program 5	—	235
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	40,052	34,636
Others	27,203	24,684
Partner cost sharing	(1,555)	(4,163)
Total research and development costs	$96,773	$90,897

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future, including as a result of our planned clinical trial of NKX019 for the treatment of LN.

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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including share-based compensation, for personnel in executive, finance, human resources, and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services and facility-related costs.

While we continue to pursue cost containment measures, we still expect our general and administrative expenses will increase in the future in support of any increased research and development activities and to reflect increased costs associated with operating as a public company. These increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, insurance premiums and investor relations costs.

Other Income (Expense), net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of short-term and long-term investments.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	96,773	90,897	5,876
General and administrative	34,877	28,058	6,819
Total operating expenses	131,650	118,955	12,695
Loss from operations	(131,650)	(118,955)	(12,695)
Other income (expense), net:
Interest income	14,107	5,588	8,519
Other income (expense), net	42	(470)	512
Total other income (expense), net	14,149	5,118	9,031
Net loss	$(117,501)	$(113,837)	$(3,664)

Research and development expenses

Research and development expenses were $96.8 million and $90.9 million for the years ended December 31, 2023 and 2022, respectively. The increase of $5.9 million was attributable primarily to the following:

•
a $5.4 million increase in personnel related expense, including a $0.7 million increase in share-based compensation expense;
•
a $2.5 million increase in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses;
•
a $2.6 million decrease in partner cost sharing reimbursable expenses related to activities performed under our collaboration with CRISPR; and
•
a $4.7 million decrease in external program expenses primarily related to a $4.5 million decrease in manufacturing expense and a $1.0 million decrease in preclinical program expense, which was offset by a $0.8 million increase in clinical trial related expense.

General and administrative expenses

General and administrative expenses were $34.9 million and $28.1 million for the years ended December 31, 2023 and 2022, respectively. The increase of $6.8 million was primarily due to the following:

•
a $0.6 million increase in personnel related expense, including a $0.4 million decrease in share-based compensation expense;
•
a $1.2 million increase due to severance and other termination expenses related to the reduction in force completed in October 2023;
•
a $4.1 million increase due to an impairment of right-of-use assets;
•
a $1.3 million increase in insurance, rent, depreciation and other facilities expense; and
•
a $0.4 million decrease in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees.

Interest income

Interest income was $14.1 million and $5.6 million for the years ended December 31, 2023 and 2022, respectively. Interest income consisted of interest earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums) and increased primarily due to increases in market interest rates.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of $250.9 million. As of December 31, 2023, we estimate that we have used all of the $265.1 million net proceeds received from our IPO.

Our Registration Statement on Form S-3, which became effective in September 2021 (the "2021 Shelf Registration Statement") included a prospectus covering the offer and sale from time to time of up to $150.0 million of our common stock through an “at-the-market” equity offering program with Cowen and Company, LLC, as sales agent (the "ATM Offering Program"). In 2022, we issued and sold 113,213 shares of our common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses. In 2023, we did not sell any shares under the ATM Offering Program.

On April 28, 2022, we issued and sold 15,333,334 shares of our common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds from the offering were approximately $215.3 million, after deducting underwriting discounts, commissions and offering expenses. See Note 10 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional detail.

We have incurred net losses and negative cash flows from operations since our inception. As of December 31, 2023, we had an accumulated deficit of $435.4 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy, including the potential initiation of a pivotal stage clinical trial for any or all of our current development programs. Until such time as we can generate significant revenue from sales of our drug candidates, if ever, we may seek additional funding through the issuance of our common stock, including through our ATM Offering Program, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development and manufacturing activities, market conditions, and the success of our planned cost-containment measures. We may not be able to raise additional capital on terms acceptable to us, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

In May 2023, our Registration Statement on Form S-3 became effective (the "2023 Shelf Registration Statement"), covering the offer and sale from time to time of up to $350.0 million in aggregate offering price of securities, including shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units (including up to $120.0 million in securities registered on the 2021 Shelf Registration Statement). The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We believe that our current cash, cash equivalents, restricted cash and short-term investments as of December 31, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(86,160)	$(57,000)
Net cash provided by (used in) investing activities	79,015	(184,689)
Net cash provided by financing activities	691	219,012
Net decrease in cash and cash equivalents	$(6,454)	$(22,677)

Operating Activities

Cash used in operating activities for the year ended December 31, 2023 of $86.2 million was primarily due to our net loss of $117.5 million, adjusted for net non-cash charges of $20.4 million and a change in operating assets and liabilities of $10.9 million. The net non-cash charges of $20.4 million consisted primarily of share-based compensation of $17.2 million, depreciation and amortization of $5.9 million, impairment of right-of-use assets of $4.1 million, and non-cash lease expense of $2.2 million, offset by investment accretion and amortization of $8.9 million. The net change in operating assets and liabilities of $10.9 million was related to the decrease in prepaid and other current assets of $1.7 million, an increase in accounts payable and accrued and other liabilities of $4.2 million as we continued to increase our research and development related activities and an increase in operating lease liabilities of $5.0 million.

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

Investing Activities

Cash provided by investing activities was $79.0 million for the year ended December 31, 2023 comprised of proceeds from sales and maturities of investments of $367.4 million, offset by purchases of investments of $260.2 million and purchases of property and equipment of $28.1 million, primarily related to the construction of our manufacturing facility.

Cash used in investing activities was $184.7 million for the year ended December 31, 2022 comprised of purchases of property and equipment of $47.1 million primarily related to the construction of our manufacturing facility and purchases of investments of $385.9 million, partially offset by proceeds from sales and maturities of investments of $248.3 million.

Financing Activities

Cash provided by financing activities of $0.7 million for the year ended December 31, 2023 was mainly due to the proceeds from ESPP purchases of $0.5 million and exercise of stock options of $0.2 million.

Cash provided by financing activities of $219.0 million for the year ended December 31, 2022 was mainly due to the net proceeds of $215.6 million from the secondary offering, after deducting underwriting discounts and commissions and other offering costs, net proceeds of $1.6 million from the ATM Offering Program after deducting issuance costs, proceeds from ESPP purchases of $0.4 million, and proceeds of $1.4 million from the exercise of stock options.

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
•
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

Contractual Obligations and Commitments

We lease certain office, laboratory and manufacturing space under non-cancelable operating leases. In addition to rent, our leases are subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 6 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional detail.

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2023 are $140.5 million.

We enter into contracts in the normal course of business for clinical trials, preclinical studies, manufacturing and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice and therefore we believe that non-cancelable obligations under these agreements are not material.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical studies and clinical trial accruals, share-based compensation, impairment of long-live assets. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Recently Issued Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also a party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023 and 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on December 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 8. Financial Statements and Supplementary Data.

Nkarta, Inc.

Index to Financial Statements

For the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nkarta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nkarta, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 21, 2024

NKARTA, INC.

Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$31,040	$37,494
Short-term investments	217,149	314,649
Prepaid expenses and other current assets	4,882	8,545
Total current assets	253,071	360,688
Restricted cash	2,743	2,743
Property and equipment, net	79,326	61,908
Operating lease right-of-use assets	39,949	45,749
Other long-term assets	3,796	1,850
Total assets	$378,885	$472,938
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,665	$1,761
Operating lease liabilities, current portion	6,069	4,249
Accrued and other current liabilities	13,596	16,036
Total current liabilities	23,330	22,046
Operating lease liabilities, net of current portion	82,270	78,685
Total liabilities	105,600	100,731
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 54,350,179 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 49,181,295 and 48,877,806 shares issued and outstanding at December 31, 2023 and 2022, respectively	5	5
Additional paid-in capital	708,706	690,814
Accumulated other comprehensive income (loss)	8	(679)
Accumulated deficit	(435,434)	(317,933)
Total stockholders' equity	273,285	372,207
Total liabilities and stockholders' equity	$378,885	$472,938

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	96,773	90,897
General and administrative	34,877	28,058
Total operating expenses	131,650	118,955
Loss from operations	(131,650)	(118,955)
Other income, net:
Interest income	14,107	5,588
Other income (expense), net	42	(470)
Total other income, net	14,149	5,118
Net loss	$(117,501)	$(113,837)
Comprehensive loss:
Net loss	(117,501)	(113,837)
Other comprehensive loss:
Net unrealized gain (loss) on investments	687	(529)
Comprehensive loss	$(116,814)	$(114,366)
Net loss per share, basic and diluted	$(2.40)	$(2.61)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	49,014,300	43,631,722

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2021	32,971,107	$3	$455,210	$(204,096)	$(150)	$250,967
Vesting of shares of common stock subject to repurchase	15,278	—	15	—	—	15
Issuance of common stock upon exercise of stock option, net of repurchase	383,120	—	1,397	—	—	1,397
Issuance of common stock upon employee stock purchase plan	61,754	—	445	—	—	445
Issuance of common stock upon secondary offering, net of issuance costs	15,333,334	2	215,332	—	—	215,334
Issuance of common stock upon at-the-market offering, net of issuance costs	113,213	—	1,559	—	—	1,559
Share-based compensation expense	—	—	16,856	—	—	16,856
Unrealized loss on investments	—	—	—	—	(529)	(529)
Net loss	—	—	—	(113,837)	—	(113,837)
Balance at December 31, 2022	48,877,806	$5	$690,814	$(317,933)	$(679)	$372,207
Vesting of shares of common stock subject to repurchase	508	—	2	—	—	2
Issuance of common stock upon exercise of stock option	49,871	—	161	—	—	161
Issuance of common stock upon vesting of restricted stock units	88,543	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	164,567	—	530	—	—	530
Share-based compensation expense	—	—	17,199	—	—	17,199
Unrealized gain on investments	—	—	—	—	687	687
Net loss	—	—	—	(117,501)	—	(117,501)
Balance at December 31, 2023	49,181,295	$5	$708,706	$(435,434)	$8	$273,285

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(117,501)	$(113,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	17,199	16,856
Depreciation and amortization expense	5,869	2,637
Accretion of discount and amortization of premium on investments, net	(8,940)	(818)
Non-cash lease expense	2,222	3,935
Realized (gain) loss on investments	(34)	490
Impairment of right-of-use assets	4,100	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,716	(1,489)
Operating lease liabilities	4,986	32,469
Accounts payable and accrued and other liabilities	4,223	2,757
Net cash used in operating activities	(86,160)	(57,000)
Cash flows from investing activities:
Purchases of investments	(260,233)	(385,887)
Proceeds from sales and maturities of investments	367,395	248,309
Purchase of property and equipment	(28,147)	(47,111)
Net cash provided by (used in) investing activities	79,015	(184,689)
Cash flows from financing activities:
Proceeds from secondary offering, net of issuance costs	—	215,611
Proceeds from ATM offering, net of issuance costs	—	1,559
Proceeds from ESPP purchases	530	445
Proceeds from stock option exercises	161	1,397
Net cash provided by financing activities	691	219,012
Net decrease in cash and cash equivalents	(6,454)	(22,677)
Cash, cash equivalents and restricted cash at beginning of year	40,237	62,914
Cash, cash equivalents and restricted cash at end of year	$33,783	$40,237
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$31,040	$37,494
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$33,783	$40,237
Supplemental disclosures of non-cash investing activities:
Acquisitions of property and equipment recorded in accounts payable and accrued and other current liabilities	$268	$4,579

See accompanying notes to the financial statements.

NKARTA, INC.

Notes to the Financial Statements

1. Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cells to treat cancer and autoimmune disease. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of therapeutic targets, and improve persistence for sustained activity in the body. Nkarta’s goal is to develop off-the-shelf NK cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of December 31, 2023, the Company had an accumulated deficit of $435.4 million and cash, cash equivalents, restricted cash and short-term investments of $250.9 million.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including those related to preclinical studies and clinical trial accruals, fair value of assets and liabilities, impairment of assets, leases, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and investments. The Company maintains cash, cash equivalents and investments with various high credit quality and are invested through banks and other financial institutions in the United States. Such deposits may be in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on deposits since inception.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on investments. The Company displays comprehensive loss and its components as part of the statements of operations and comprehensive loss.

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

Short-term Investments

Short-term investments consist of corporate debt securities, commercial paper and Government securities, classified as available-for-sale securities and have maturities of greater than three months but less than one year. The Company has classified its available-for-sale investment securities as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value, and reports unrealized gains and losses as a separate component of accumulated other comprehensive income (loss). The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income, net in the statement of operations and comprehensive loss. We review our portfolio of available-for-sale securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, we recognize a loss in the statement of operations, whereas if the decline in fair value is not due to credit-related factors, we recognize the loss in comprehensive loss.

Restricted Cash

The Company is required to maintain letters of credit related to its office and lab space leases in South San Francisco. This cash is the collateral for those letters of credit and per the terms of the leases, must remain in place until one to two months after the termination of the leases. As the remaining terms of the leases as of December 31, 2023 is greater than one year, the related restricted cash has been classified as non-current.

Property and Equipment, Net

Property and equipment, which consist of leasehold improvements, furniture and fixtures, research equipment, computers and software and construction-in-progress are stated at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Leasehold improvements are amortized over the remaining life of the lease at the time the asset is placed into service.

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. See Note 6 for additional information on the long-lived asset impairment expense recognized for the year ended December 31, 2023.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ("ASC") Topic 808, Collaborative Arrangements ("ASC 808"), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if the Company concludes a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction. The classification of transactions under the Company’s arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

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

Commitments

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has occurred and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. There have been no such liabilities recorded by the Company as of December 31, 2023 and 2022.

Leases

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets ("ROU assets") which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the balance sheets. We have elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for our facilities leases, and elected the short-term lease recognition exemption for our short-term leases, under which we do not recognize lease liabilities and right-of-use assets for leases with an original term of twelve months or less.

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

The fair value of stock options and employee stock purchase plan rights are estimated using a Black-Scholes option pricing model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected term of the employee stock purchase plan rights equals the six-month look-back period. Since inception and prior to 2023, the expected volatility was based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. For grants during 2023, the expected volatility was determined by using a blended approach of the Company's historical stock price volatility and the historical stock price volatility for a select group of other publicly traded companies in the same industry. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options. The fair value of restricted stock units is based on the closing price of the Company's common stock as reported on The Nasdaq Global Select Market on the date of grant.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include unvested common stock, unvested restricted stock options, and outstanding stock options under the Company’s equity incentive plans, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the guidance on the financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on its financial statements.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(117,501)	$(113,837)
Denominator:
Weighted average common shares outstanding	49,014,357	43,635,044
Less: weighted average unvested common stock issued upon early exercise of common stock options	(57)	(3,322)
Weighted average shares used to compute net loss per share, basic and diluted	49,014,300	43,631,722
Net loss per share, basic and diluted	$(2.40)	$(2.61)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2023	2022
Common stock options	6,716,526	5,519,275
Restricted stock units	594,768	356,728
Unvested common stock upon early exercise of common stock options	—	508
	7,311,294	5,876,511

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$30,751	$30,751	$—	$—
Short-term investments:
Corporate debt securities	$40,609	$—	$40,609	$—
Commercial paper	38,197	—	38,197	—
Government securities	138,343	—	138,343	—
Total short-term investments	$217,149	$—	$217,149	$—
Total	$247,900	$30,751	$217,149	$—

		Fair Value Measurements Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$36,494	$36,494	$—	$—
Short-term investments:
Corporate debt securities	$88,681	$—	$88,681	$—
Commercial paper	65,409	—	65,409
U.S. Government securities	160,559	—	160,559	—
Total short-term investments	$314,649	$—	$314,649	$—
Total	$351,143	$36,494	$314,649	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $30.8 million and $36.5 million included in cash equivalents as of December 31, 2023 and 2022, respectively, were classified as Level 1 instruments.

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

The following tables summarize the Company’s short-term investments as of December 31, 2023 and 2022 (in thousands):

		December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$40,602	$(11)	$18	$40,609
Commercial paper	1 year or less	38,198	(2)	1	38,197
Government securities	1 year or less	138,341	(56)	58	138,343
Total		$217,141	$(69)	$77	$217,149

		December 31, 2022
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$88,995	$(320)	$6	$88,681
Commercial paper	1 year or less	65,532	(123)	—	65,409
U.S. Government securities	1 year or less	160,801	(319)	77	160,559
Total		$315,328	$(762)	$83	$314,649

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2023 and 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2023 and 2022. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value, except for investments totaling $27.0 million that were sold with a realized loss of $0.2 million in December 2022 and $67.6 million that were sold with a realized loss of $0.3 million in January 2023. The Company recorded this $0.3 million as an impairment loss for the year ended December 31, 2022. Unrealized gains and losses are included in accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale investments are computed based upon specific identification of the initial cost adjusted for any other-than-temporary declines in fair value that were recorded in earnings.

The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company's policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $1.2 million and $0.8 million as of December 31, 2023 and 2022, respectively.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$3,263	$5,616
Other current assets	1,619	2,929
Total prepaid expenses and other current assets	$4,882	$8,545

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$66,618	$4,402
Furniture and fixtures	745	645
Research equipment	14,298	12,900
Computers and software	404	130
Construction-in-progress	8,954	49,655
Total property and equipment, gross	91,019	67,732
Less accumulated depreciation and amortization	(11,693)	(5,824)
Total property and equipment, net	$79,326	$61,908

Depreciation and amortization expense were $5.9 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$6,722	$6,691
Accrued research and development costs	5,845	3,486
Accrued property and equipment	174	5,001
Other accrued and current liabilities	855	858
Total accrued and other liabilities	$13,596	$16,036

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$10,900	$11,220
Variable lease expense (1)	1,018	462
Short-term lease expense	18	45
Total lease expense	$11,936	$11,727

(1) Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$11,540	$6,887

The weighted-average remaining lease term was 9.8 years for the corporate office and laboratory space leases as of December 31, 2023. The corporate office lease includes an option to renew for an additional seven years. However, the renewal option was not included in the lease term for calculating the lease liability, as the renewal option allows the Company to maintain operational flexibility, and the Company was not reasonably certain that it would exercise the renewal option at the time of the lease commencement. The weighted-average discount rate was 9.8% as of December 31, 2023.

There were none and $0.4 million in ROU assets obtained in exchange for operating lease liabilities resulting from new leases and from modifications of existing leases, respectively, for the year ended December 31, 2023.

Maturities of operating lease liabilities under existing operating leases as of December 31, 2023 were as follows (in thousands):

Year ending December 31,	Amount
2024	$12,818
2025	13,027
2026	13,462
2027	13,912
2028	14,378
2029 and thereafter	72,876
Total undiscounted future minimum lease payments	140,473
Less imputed interest	(52,134)
Total operating lease liabilities	$88,339
Operating lease liabilities:
Current	6,069
Non-current	82,270
Total lease liability	$88,339

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

In July 2021, the Company entered into a lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease's legal commencement date (the "Additional Lease Agreement"). The lease for this additional space and the Company's obligation to pay rent commenced in January 2022. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The lease also provides for certain tenant improvement allowances ("TIA") of up to approximately $25.2 million for tenant improvements and certain infrastructure upgrades in connection with the initial buildout of the premises, approximately $4.4 million ("Optional TIA") of which, if utilized, would need to be repaid by the Company over the lease term. In 2021, the Company delivered a security deposit in the form of a letter of credit of $1.6 million to the Landlord in connection with the Additional Lease Agreement.

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

In June 2023, the Company entered into a fourth amendment to the Additional Lease Agreement. The lease amendment confirms that the Company utilized the $4.4 million Optional TIA and began repaying the Optional TIA in July 2023. The other terms of the Additional Lease Agreement, as amended, remain unchanged.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. Beginning in the second quarter of 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include ROU assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, "Sublease Asset Group"). The Company estimated potential sublease income using market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective ROU assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows using the estimated borrowing rate of a market participant subtenant which we estimated to be 8%. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded an ROU asset impairment of $4.1 million for the year ended December 31, 2023. The impairment is recorded within general and administrative expenses in the statements of operations and comprehensive loss.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of December 31, 2023 and 2022.

Letters of Credit

The Company has $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating leases. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date. The letters of credit are presented as restricted cash in the balance sheet.

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

8. Collaboration and License Agreements

CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into the CRISPR Agreement with CRISPR to co-develop and co-commercialize an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells. In May 2022, the CRISPR Agreement was amended to revise the transfer of materials and nomination provisions. In March 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA") and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T cell related activities, and Nkarta is responsible for NK cell related activities. The related impact of the cost sharing associated with the research and development activities is included in research and development expense on the statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $1.6 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had a $0.2 million receivable and $1.3 million receivable, respectively, under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the balance sheet.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of December 31, 2023, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

MaxCyte License Agreement

On October 26, 2021, the Company entered into a license agreement (the "MaxCyte Agreement") with MaxCyte, Inc. ("MaxCyte") to obtain non-exclusive clinical and commercial rights to use MaxCyte's cell loading technology to develop and commercialize in up to ten licensed products.

In connection with the MaxCyte Agreement, the Company must pay to MaxCyte annual research license fees and commercialization license fees, ranging from $0.1 million to $0.3 million, for each instrument licensed by the Company. Further, the Company could be required to make milestone payments to MaxCyte upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of certain of the Company’s licensed products. The aggregate potential milestone payments range from $10 million to $13 million per licensed product. Additionally, the Company may be required to make net sales milestone payments totaling between $61.9 million to $116.8 million per licensed product. As of December 31, 2023, no milestones have been achieved.

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

The Company recorded $37,000 license maintenance fees included as part of research and development expenses for each of the years ended December 31, 2023 and 2022.

9. Employee Benefits

On January 1, 2018, the Company adopted a defined contribution 401(k) plan that is available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. As part of the plan, the Company elected to make non-matching contributions via mandatory 3% of compensation safe harbor nonelective contributions. The Company recognized $1.0 million and $0.8 million for expense related to the nonelective 401(k) contributions for the years ended December 31, 2023 and 2022, respectively.

10. Stockholders’ Equity

Under the Amended and Restated Certificate of Incorporation dated July 14, 2020, the Company had a total of 100,000,000 authorized shares of common stock with a par value of $0.0001 per share and 54,350,179 authorized shares of preferred stock with a par value of $0.0001 per share.

Common Stock

On August 12, 2021, the Company filed a Registration Statement on Form S-3 (the "2021 Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of up to $500.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, and rights and units. The 2021 Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on September 2, 2021 and included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") with Cowen and Company, LLC, as sales agent. As of December 31, 2022, the Company has issued and sold 113,213 shares of its common stock pursuant to the ATM Offering Program, resulting in net proceeds of approximately $1.6 million, after deducting offering expenses.

On April 28, 2022, the Company issued and sold 15,333,334 shares of its common stock in an underwritten public offering, including 2,000,000 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share. The total net proceeds to the Company from the offering were approximately $215.3 million, after deducting underwriting discounts and commissions and offering expenses. The shares were issued pursuant to the Company’s 2021 Shelf Registration Statement.

On March 17, 2023, the Company filed the Registration Statement on Form S-3, as amended by the Form S-3/A filed on April 24, 2023 (the "2023 Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act, of up to $350.0 million in aggregate offering price of shares of the Company's common stock, shares of the Company's preferred stock, debt securities, warrants, rights and/or units (including up to $120.0 million in aggregate offering price of shares of its common stock, shares of its preferred stock, debt securities, warrants, rights and/or units registered on the 2021 Registration Statement that have not yet been sold). The 2023 Shelf Registration Statement was declared effective by the SEC on May 5, 2023.

11. Share-Based Compensation

Equity Incentive Plan

2015 Equity Incentive Plan

The Company granted options under its 2015 Equity Incentive Plan (the "2015 Plan"). The 2015 Plan allowed for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock unit awards and other stock awards, although only stock options were awarded under the 2015 Plan. Awards could be made to officers, directors, employees, non-employee directors, and consultants of the Company. In connection with the Board of Directors’ and stockholders’ approval of the 2020 Plan, the 2015 Plan was terminated as to future awards and any options then outstanding under the 2015 Plan remained outstanding and effective. As of December 31, 2023, there were an aggregate of 1,177,232 shares of common stock issuable upon the exercise of outstanding options issued under the 2015 Plan.

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

As of December 31, 2023, a total of 8,388,917 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,645,312 shares was available for issuance under the 2020 Plan as of December 31, 2023.

The following table summarizes the stock option activity during the year ended December 31, 2023 (in thousands, except number of shares, exercise prices and contractual term):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,519,275	$17.17	8.1	$2,915
Granted	2,412,028	4.39
Exercised	(49,871)	3.22
Forfeited	(1,164,906)	15.44
Outstanding at December 31, 2023	6,716,526	$12.99	7.5	$8,279
Exercisable at December 31, 2023	3,550,191	$16.20	6.4	$3,361
Vested and expected to vest at December 31, 2023	6,716,526	$12.99	7.5	$8,279

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted closing market price of the Company’s common stock on the applicable date for all in-the-money stock options.

Additional information related to the Company’s stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Weighted-average grant-date fair value of stock option grants per share	$3.36	$8.60
Intrinsic value of options exercised	$39	$4,268

The following table summarizes the restricted stock unit activity during the year ended December 31, 2023:

	Number of shares	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2022	356,728	$12.66	1.7
Granted	503,639	5.57
Forfeited	(177,056)	7.62
Vested	(88,543)	12.66
Outstanding at December 31, 2023	594,768	$8.16	1.4

The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2023 and 2022 were $5.57 and $12.62, respectively. The fair value of restricted stock units that vested in the year ended December 31, 2023 totaled $0.4 million. There were no RSUs that vested in the year ended December 31, 2022.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. During 2023 and 2022, 164,567 and 61,754 shares were issued under the ESPP resulting in aggregate cash proceeds of $0.5 million and $0.4 million, respectively. As of December 31, 2023, 1,214,986 shares remained available for issuance under the ESPP (after giving effect to share purchases made under the ESPP through and including the ESPP offering period that ended on November 30, 2023).

Common Stock Reserved for Future Issuance

As of December 31, 2023, the Company had reserved the following shares of common stock for future issuance:

December 31, 2023
Common stock options and restricted stock units granted and outstanding	7,311,294
Reserved for future equity award grants	2,645,312
Reserved for future ESPP issuances	1,214,986
11,171,592

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$8,025	$7,326
General and administrative	9,174	9,530
Total share-based compensation expense	$17,199	$16,856

The total unrecognized compensation cost related to stock options was $19.5 million, which is expected to be recognized over a weighted-average remaining service period of 2.6 years as of December 31, 2023. The total unrecognized compensation cost related to restricted stock units was $3.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.8 years as of December 31, 2023.

Fair Value Disclosures

The fair value of stock options was estimated on the date of grant using the quoted market price for the Company’s common stock on the applicable grant date and the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2023	2022
Options
Risk-free interest rate	3.5% - 4.9%	1.6% - 4.2%
Expected volatility	90.0% - 101.8%	75.7% - 78.9%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	—	—
ESPP
Risk-free interest rate	4.7% - 5.4%	1.6% - 4.7%
Expected volatility	63.8% - 152.7%	63.8% - 151.9%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

The Company recognizes compensation costs related to stock options granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant, net of forfeitures. The Company generally recognizes grant-date fair value of stock options granted to employees and non-employee service providers on a straight-line basis over the requisite service period, which is generally the vesting term of the respective awards. The Company determines the fair value of stock options with a service and performance condition, or performance-based options as described above. The Company accounts for the impact of forfeitures as they occur. The determination of the fair value of share-based payment awards utilizing the Black-Scholes option-pricing model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected term. The Company opted to use the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of the employee stock purchase plan rights equals the six-month look-back period.

Expected volatility. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, since inception and prior to 2023, the Company based its estimate of expected volatility on an average of the historical volatilities of the common stock of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. For the grants during 2023, the expected volatility was determined by using a blended approach of the Company’s historical stock price volatility and the historical stock price volatility for a select group of other publicly traded companies in the same industry. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage to the Company.

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the stock options.

Expected dividend yield. The Company has not issued any dividends and do not expect to issue dividends over the life of the options, as a result the estimated dividend yield is zero.

12. Income Taxes

Due to the Company’s net losses for the years ended December 31, 2023 and 2022, and since the Company has a full valuation allowance against deferred tax assets, there was no tax provision or benefit for income taxes recorded in the years presented other than minimum amounts required for state tax purposes.

A reconciliation on income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Income tax benefit at statutory rates	$(24,675)	$(23,906)
State income tax, net of federal benefit	(1,438)	(1,566)
Permanent items	1,656	1,891
Research and development credits	(6,170)	(3,426)
Change in valuation allowance	30,627	27,007
Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$43,491	$36,732
Depreciation and amortization	334	316
Research and development credits	19,782	11,999
Share-based compensation	4,668	3,552
Accrued expenses	1,402	1,367
Lease liability	18,551	19,062
Other, net	49	35
Section 174 Capitalized R&D	30,147	17,352
Total deferred tax assets	118,424	90,415
Valuation allowance for deferred tax assets	(102,169)	(71,368)
Deferred tax assets, net of valuation allowance	16,255	19,047
Deferred tax liabilities:
ROU asset	(8,404)	(18,089)
Depreciation and amortization	(7,851)	(958)
Net deferred tax assets	$—	$—

The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The valuation allowance increased by $30.6 million and $27.0 million as of December 31, 2023 and 2022, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are substantially offset by a valuation allowance as of December 31, 2023 and 2022. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards.

As of December 31, 2023, the Company had net operating loss ("NOL") carryforwards of approximately $185.5 million and $65.1 million, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. Of the $185.5 million federal NOL carryforwards, $0.2 million, $1.7 million, and $1.3 million will begin expiring in 2035, 2036, and 2037, respectively, if not utilized, while $182.2 million can be carried forward indefinitely. The state NOL carryforwards will begin expiring in 2036, if not utilized.

The Company also had federal and state research and development credit carry forwards of approximately $17.4 million and $7.4 million, respectively, as of December 31, 2023. The federal credits will begin expiring in 2035 if not utilized. The California credits have no expiration date.

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

The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2023, its federal and state returns for the years ended 2015 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization. The balance of gross unrecognized tax benefits as of December 31, 2023 and 2022 was approximately $3.7 million and $2.3 million, respectively, all of which would affect the Company’s income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest and penalties for the years ended December 31, 2023 and 2022. The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions and is not currently under examination by any taxing authority for any open tax year. Due to net operating loss carryforwards, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2023	2022
Balance at the beginning of the year	$2,339	$1,359
Increases (decreases) related to tax positions taken in prior years	102	(43)
Increases related to tax positions taken in current year	1,297	1,023
Balance at the end of the year	$3,738	$2,339

13. Reduction in Force

On October 16, 2023, the Company committed to cost saving measures, including a reduction in force (the "Reduction") that resulted in a reduction of 18 positions, representing approximately 10% of the Company’s workforce. The Company undertook the Reduction to decrease its costs and create a more streamlined organization to support its operations through multiple clinical data updates.

In connection with the Reduction, the Company incurred $1.2 million in costs, consisting primarily of cash severance costs and transition support services for impacted employees, which the Company recognized in the fourth quarter of 2023 in general and administrative operating expenses in the statement of operations. As of December 31, 2023, $0.8 million was paid out and $0.4 million was recorded under other accrued and other current liabilities.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Business Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended December 31, 2023.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1(A)	Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020

3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023

3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020

4.1	Form of Common Stock Certificate.	S-1/A	333-239301	4.1	7/2/2020

4.2	Amended and Restated Investors’ Rights Agreement, dated as of August 27, 2019, by and among Nkarta, Inc. and certain of its stockholders.	S-1	333-239301	4.2	6/19/2020

4.3	Description of Capital Stock.					X

10.1#	Form of Indemnification Agreement between Nkarta, Inc. and each of its directors and executive officers.	S-1/A	333-239301	10.1	7/2/2020

10.2(A)#	2015 Equity Incentive Plan.	S-1	333-239301	10.2	6/19/2020

10.2(B)#	Form of Stock Option Agreement for 2015 Equity Incentive Plan.	S-1	333-239301	10.3	6/19/2020

10.3(A)#	2020 Performance Incentive Plan.	S-1/A	333-239301	10.4	7/2/2020

10.3(B)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-Q	001-39370	10.5	8/20/2020

10.3(C)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-K	001-39370	10.3(C)	3/16/2023

10.3(D)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-Q	001-39370	10.6	8/20/2020

10.3(E)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-K	001-39370	10.3(E)	3/16/2023

10.3(F)#	Form of Restricted Stock Unit Agreement between Nkarta, Inc. and certain of its officers and employees.	10-K	001-39370	10.3(F)	3/16/2023

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	333-239301	10.5	7/2/2020

10.5#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 22, 2023.	10-Q	001-39370	10.2	5/11/2023

10.6(A)#	Employment Offer Letter between Nkarta, Inc. and Paul Hastings.	S-1	333-239301	10.6	6/19/2020
						.

10.6(B)#	Employment Offer Letter between Nkarta, Inc. and Dr. Alicia Hager.	10-Q	001-39370	10.4	5/13/2021

10.6(C)#	Employment Offer Letter between Nkarta, Inc. and Alyssa Levin.	10-Q	001-39370	10.1	8/10/2023

10.6(D)#	Employment Offer Letter between Nkarta, Inc. and David Shook.					X

10.8#	Form of Severance Agreement.	8-K	001-39370	10.1	1/13/2021

10.9	Exclusive License Agreement between Nkarta, Inc., National University of Singapore and St. Jude Research Hospital, Inc.	S-1	333-239301	10.9	6/19/2020

10.10(A)	Lease Agreement, dated May 29, 2018, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.10	6/19/2020

10.10(B)	First Amendment to Lease Agreement, dated April 24, 2019, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.11	6/19/2020

10.10(C)	Second Amendment to Lease Agreement, dated May 5, 2020, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.12	6/19/2020

10.10(D)	Third Amendment to Lease Agreement, dated January 14, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-K	001-39370	10.10(D)	3/25/2021

10.10(E)	Fourth Amendment to Lease Agreement, dated October 19, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	8-K	001-39370	10.1	10/22/2021

10.10(F)	Fifth Amendment to Lease Agreement, dated August 11, 2022, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-Q	001-39370	10.2	8/11/2022

10.11(A)	Lease, dated July 9, 2021, by and between Nkarta, Inc. and HCP BTC, LLC.	8-K	001-39370	10.1	7/14/2021

10.11(B)	First Amendment to Lease, dated November 5, 2021, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.2	11/10/2021

10.11(C)	Second Amendment to Lease, dated August 11, 2022, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.1	8/11/2022

10.11(D)	Third Amendment to Lease, dated April 25, 2023, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.3	5/11/2023

10.11(E)	Fourth Amendment to Lease, dated June 14, 2023, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.2(B)	8/10/2023

10.12(A)**	Research Collaboration Agreement, dated May 5, 2021, by and between Nkarta, Inc. and CRISPR Therapeutics AG.	10-Q	001-39370	10.1	8/12/2021

10.12(B)**	Amendment No. 1 to the Research Collaboration Agreement, dated May 4, 2022, by and between Nkarta, Inc. and CRISPR Therapeutics AG.	10-Q	001-39370	10.1	5/12/2022

10.12(C)**	Amendment No. 2 to the Research Collaboration Agreement, dated March 8, 2023, by and between Nkarta, Inc. and CRISPR Therapeutics AG.	10-Q	001-39370	10.1	5/11/2023

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Policy Regarding the Recoupment of Certain Compensation Payments.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Nkarta, Inc.

Date: March 21, 2024	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hastings	Chief Executive Officer and Director	March 21, 2024
Paul J. Hastings	(Principal Executive Officer)

/s/ Alyssa Levin	Chief Financial and Business Officer	March 21, 2024
Alyssa Levin	(Principal Financial and Accounting Officer)

/s/ Fouad Azzam	Director	March 21, 2024
Fouad Azzam, Ph.D., MBA

/s/ Ali Behbahani	Director	March 21, 2024
Ali Behbahani, M.D., MBA

/s/ Michael Dybbs	Director	March 21, 2024
Michael Dybbs, Ph.D.

/s/ Simeon George	Director	March 21, 2024
Simeon George, M.D., MBA

/s/ Leone Patterson	Director	March 21, 2024
Leone Patterson, MBA

/s/ Zachary Scheiner	Director	March 21, 2024
Zachary Scheiner, Ph.D.

/s/ Angela Thedinga	Director	March 21, 2024
Angela Thedinga