Form 10-Q
period 2024-03-31
Nkarta, Inc.
filed 2024-05-09
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 70,467,620 shares of common stock, par value $0.0001 per share, outstanding.

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
•
Our business depends upon the success of our CAR NK-cell technology platform.
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
•
Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune disease are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against lupus nephritis or other autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune disease.
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
•
If our license agreement with National University of Singapore and St. Jude Children’s Research Hospital, Inc. is terminated, we could lose our rights to key components enabling our NK-cell engineering platform.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$250,285	$31,040
Short-term investments	187,109	217,149
Prepaid expenses and other current assets	5,387	4,882
Total current assets	442,781	253,071
Long-term investments	9,814	—
Restricted cash	2,743	2,743
Property and equipment, net	78,522	79,326
Operating lease right-of-use assets	39,357	39,949
Other long-term assets	3,719	3,796
Total assets	$576,936	$378,885
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,177	$3,665
Operating lease liabilities, current portion	6,078	6,069
Accrued and other current liabilities	12,934	13,596
Total current liabilities	22,189	23,330
Operating lease liabilities, net of current portion	81,096	82,270
Total liabilities	103,285	105,600
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity
Common stock	7	5
Additional paid-in capital	938,723	708,706
Accumulated other comprehensive (loss) income	(127)	8
Accumulated deficit	(464,952)	(435,434)
Total stockholders’ equity	473,651	273,285
Total liabilities and stockholders’ equity	$576,936	$378,885

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$25,237	$26,135
General and administrative	7,525	8,178
Total operating expenses	32,762	34,313
Loss from operations	(32,762)	(34,313)
Other income, net:
Interest income	3,246	3,465
Other (expense) income, net	(2)	33
Total other income, net	3,244	3,498
Net loss	$(29,518)	$(30,815)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(135)	505
Comprehensive loss	$(29,653)	$(30,310)
Net loss per share, basic and diluted	$(0.58)	$(0.63)
Weighted average shares used to compute net loss per share, basic and diluted	50,682,469	48,921,326

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2023	49,181,295	$5	$708,706	$8	$(435,434)	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	128,671	—	578	—	—	578
Issuance of common stock upon vesting of restricted stock units	133,595	—	—	—	—	—
Share-based compensation expense	—	—	4,368	—	—	4,368
Unrealized loss on investments	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(29,518)	(29,518)
Balance, March 31, 2024	70,453,561	$7	$938,723	$(127)	$(464,952)	$473,651

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2022	48,877,806	$5	$690,814	$(679)	$(317,933)	$372,207
Vesting of shares of common stock subject to repurchase	395	—	2	—	—	2
Issuance of common stock upon exercise of stock options	253	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	50,469	—	—	—	—	—
Issuance of common stock upon employee stock purchase plan	—	—	4,746	—	—	4,746
Share-based compensation expense	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	505	—	505
Net loss	—	—	—	—	(30,815)	(30,815)
Balance, March 31, 2023	48,928,923	$5	$695,563	$(174)	$(348,748)	$346,646

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(29,518)	$(30,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,368	4,746
Depreciation and amortization	2,255	797
Accretion and amortization of premiums and discounts on investments, net	(1,568)	(2,253)
Realized gain on investments	—	(34)
Non-cash lease expense	592	545
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(428)	(406)
Operating lease liabilities	(1,164)	7,992
Accounts payable and accrued and other liabilities	(3,043)	(1,330)
Net cash used in operating activities	(28,506)	(20,758)
Cash flows from investing activities:
Purchases of property and equipment	(175)	(4,823)
Purchases of investments	(40,040)	(84,288)
Maturities of investments	61,700	126,040
Net cash provided by investing activities	21,485	36,929
Cash flows from financing activities:
Proceeds from stock option exercises	578	1
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees	225,688	—
Net cash provided by financing activities	226,266	1
Net increase in cash and cash equivalents	219,245	16,172
Cash, cash equivalents, and restricted cash beginning of period	33,783	40,237
Cash, cash equivalents, and restricted cash end of period	$253,028	$56,409
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$250,285	$53,666
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$253,028	$56,409
Supplemental disclosures of non-cash investing activities:
Stock issuance costs included in accrued and other current liabilities	$615	$—
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$1,277	$3,761

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cell therapies to treat cancer and autoimmune disease. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK-cell expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK-cell recognition of therapeutic targets, and improve persistence for sustained activity in the body. Nkarta’s goal is to develop off-the-shelf NK-cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of March 31, 2024, the Company had an accumulated deficit of $465.0 million and cash, cash equivalents, restricted cash and investments of $450.0 million.

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

On August 12, 2021, the Company entered into a sales agreement with Cowen and Company, LLC, a sales agent, to provide for the offering, issuance and sale of up to an aggregate of $150.0 million of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") pursuant to the Prior Registration Statement and subject to the limitations thereof. For the three months ended March 31, 2024, no sales of the Company’s common stock were made pursuant to the ATM Offering Program.

On March 27, 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. The Company raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million. See Note 9 for additional detail.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on March 21, 2024.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares and pre-funded warrants outstanding for the period, without consideration of potential dilutive securities. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares and pre-funded warrants plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include unvested common stock, outstanding stock options and restricted stock units under the Company’s equity incentive plans, have been excluded from the computation of diluted net loss per share as they would be antidilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Long-Lived Asset Impairment

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the asset or group of assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for the Company's leases, the Company determines whether there has been an impairment by comparing the carrying value of the group of assets to the anticipated undiscounted net future cash flows associated with the group of assets. If such cash flows are less than the carrying value, the Company writes down the group of assets to its fair value, which may be measured as anticipated net cash flows associated with the group of assets, discounted at a rate that the Company believes a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk. See Note 6 for additional information regarding the prior year impairment charge the Company recorded in connection with its leased facilities.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 740-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company beginning on January 1, 2024. The adoption of ASU 2020-06 does not have a material impact on the financial position, results of operations or cash flows of the Company.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(29,518)	$(30,815)
Denominator:
Weighted average common shares outstanding	50,517,632	48,921,535
Less: weighted average unvested common stock issued upon early exercise of common stock options	—	(209)
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	164,837	—
Weighted average shares used to compute net loss per share, basic and diluted	50,682,469	48,921,326
Net loss per share, basic and diluted	$(0.58)	$(0.63)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of March 31,
	2024	2023
Common stock options	8,261,949	6,820,096
Restricted stock units	1,216,817	799,930
Unvested common stock upon early exercise of common stock options	—	113
	9,478,766	7,620,139

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$249,867	$249,867	$—	$—
Short-term investments:
Corporate debt securities	$38,843	$—	$38,843	$—
Commercial paper	28,676	—	28,676	—
U.S. Government securities	119,590	—	119,590	—
Total short-term investments	187,109	—	187,109	—
Long-term investments:
Corporate debt securities	9,814	—	9,814	$—
Total long-term investments	9,814	—	9,814	—
Total	$446,790	$249,867	$196,923	$—

		Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$30,751	$30,751	$—	$—
Short-term investments:
Corporate debt securities	$40,609	$—	$40,609	$—
Commercial paper	38,197	—	38,197	—
Government securities	138,343	—	138,343	—
Total short-term investments	217,149	—	217,149	—
Total	$247,900	$30,751	$217,149	$—

Cash Equivalents and Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and investments. Cash equivalents consisted of money market funds and investments consisted of commercial paper, government securities and corporate bonds. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $249.9 million and $30.8 million as of March 31, 2024 and December 31, 2023, respectively, were classified as Level 1 instruments and were included in cash and cash equivalents.

Investments in corporate debt securities, commercial paper and Government securities included in short-term and long-term investments are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $196.9 million and $217.1 million as of March 31, 2024 and December 31, 2023, respectively, were classified as Level 2 instruments. As of March 31, 2024, marketable securities of $187.1 million were included in short-term investments, and marketable securities of $9.8 million were included in long-term investments.

Accrued interest receivable related to investments was $1.2 million as of March 31, 2024 and December 31, 2023, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The following tables summarize the Company’s short-term and long-term investments as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$38,863	$(25)	$5	$38,843
Commercial paper	1 year or less	28,684	(8)	—	28,676
U.S. Government securities	1 year or less	119,668	(82)	4	119,590
Corporate debt securities	Greater than 1 year	9,835	(21)	—	9,814
Total		$197,050	$(136)	$9	$196,923

		December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$40,602	$(11)	$18	$40,609
Commercial paper	1 year or less	38,198	(2)	1	38,197
Government securities	1 year or less	138,341	(56)	58	138,343
Total		$217,141	$(69)	$77	$217,149

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in current operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2024 and December 31, 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2024 and December 31, 2023. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities for the three months ended March 31, 2024. During the three months ended March 31, 2023, there were immaterial realized gains recognized on available-for-sale securities sold in the period. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	746	745
Research equipment	15,430	14,298
Computers and software	404	404
Construction in progress	9,273	8,954
Total property and equipment, gross	92,471	91,019
Less accumulated depreciation and amortization	(13,949)	(11,693)
Total property and equipment, net	$78,522	$79,326

Depreciation and amortization expense was $2.3 million and $0.8 million for the three months ended March 31, 2024, and 2023, respectively.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$3,774	$6,722
Accrued research and development costs	7,452	5,845
Accrued property and equipment	91	174
Accrued stock issuance costs	615	—
Other accrued and current liabilities	1,002	855
Total accrued and other liabilities	$12,934	$13,596

6. Leases

The Company has operating leases for its current corporate offices, laboratories, manufacturing facilities, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.7 million for the three months ended March 31, 2024, and 2023. The total cash paid for the three months ended March 31, 2024 for operating leases included in the operating cash flows was $3.3 million, inclusive of $3.1 million of rent payments and $0.2 million of tenant improvement allowance repayment, as compared to net cash received of $5.8 million for the three months ended March 31, 2023, comprised of $7.8 million cash received for the tenant improvement allowance reimbursement less $2.0 million of rent payment. The weighted average remaining lease term was 9.6 years for the corporate office, laboratory space leases, and additional facility as of March 31, 2024. The weighted average discount rate was 9.8% as of March 31, 2024.

Initial Lease Agreement

In May 2018, the Company entered into a lease agreement for corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the "Initial Lease Agreement"). In April 2019, the Company executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities. In May 2020, the Company executed the second amendment to the Initial Lease Agreement for additional corporate space and laboratory space in the same building. The lease for this additional space commenced in January 2021. In January 2021, the Company signed a third amendment to the Initial Lease Agreement for additional space in the same building. The lease amendment for this additional space commenced in April 2021 and expired in March 2024. In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement for additional space in the same building, that commenced in April 2022. All space leased under the Initial Lease Agreement, together with the first amendment, second amendment, and fourth amendment to the Initial Lease Agreement, has a lease term through July 31, 2030, with an option to extend the lease for an additional seven-year term. This lease extension option was not considered in the right-of-use assets or the lease liability as the Company did not consider it reasonably certain the option would be exercised.

Additional Lease Agreement

In July 2021, the Company entered into an additional lease agreement for corporate office, manufacturing and laboratory space located in South San Francisco, California with an expiration date approximately twelve years after the lease commencement date (as amended from time to time, the "Additional Lease Agreement"). The lease for this additional space and the Company's obligation to pay rent commenced in January 2022. In addition to base rent, the Company is responsible for payment of direct expenses, which include operating, insurance and tax expenses. The Additional Lease Agreement provided for certain tenant improvement allowances that were fully utilized and reimbursed to the Company, and an additional tenant improvement allowance to be utilized at the option of the Company. In June 2023, the Company entered into an amendment to utilize the additional tenant improvement allowance of $4.4 million and under this amendment the Company is required to repay the tenant improvement costs in equal monthly payments at an annual rate of 8.5% over the remainder of the lease term starting in July 2023.

Maturities of operating lease liabilities under existing operating leases as of March 31, 2024 were as follows (in thousands):

Year ending December 31,	Amount
2024 (remaining nine months)	$9,545
2025	13,027
2026	13,462
2027	13,912
2028	14,378
2029 and thereafter	72,876
Total undiscounted future minimum lease payments	137,200
Less imputed interest	(50,026)
Total operating lease liabilities	$87,174
Operating lease liabilities:
Current	6,078
Non-current	81,096
Total lease liability	$87,174

Lease Impairment

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. Beginning in the second quarter of 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include right-of-use assets and certain property and equipment, primarily for leasehold improvements (collectively, "Sublease Asset Group"). The Company estimated potential sublease income using market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded a right-of-use asset impairment of $4.1 million for the six months ended June 30, 2023. The impairment is recorded within general and administrative expenses in the condensed statements of operations and comprehensive loss. There was no additional impairment recorded for the three months ended March 31, 2024.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of March 31, 2024, and December 31, 2023.

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

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the "CRISPR Agreement") with CRISPR Therapeutics AG ("CRISPR") to co-develop and co-commercialize an allogeneic, off-the-shelf chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"). In May 2022, the CRISPR Agreement was amended to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA") and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK-cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T-cell related activities, and Nkarta is responsible for NK-cell related activities~~.~~ The impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $0.1 million and $0.9 million for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the Company had a $0.1 million receivable under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the condensed balance sheet.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of March 31, 2024, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

9. Stockholders' Equity

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

As of March 31, 2024, a total of 10,847,981 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,674,638 shares were available for issuance under the 2020 Plan as of March 31, 2024.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended March 31, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,716,526	$12.99	7.5	8,279
Granted	1,955,300	6.11
Exercised	(128,671)	4.49
Forfeited	(281,206)	22.22
Outstanding at March 31, 2024	8,261,949	$11.18	8.1	30,907
Exercisable at March 31, 2024	3,591,101	$15.68	6.8	9,692
Vested and expected to vest at March 31, 2024	8,261,949	$11.18	8.1	30,907

The weighted average grant date fair value of stock option grants was $4.98 and $4.22 per share for the three months ended March 31, 2024 and 2023, respectively. The intrinsic value of options exercised was $0.7 million and immaterial for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the three months ended March 31, 2024:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2023	594,768	$8.16	1.4
Granted	775,153	6.01
Vested	(133,595)	7.45
Forfeited	(19,509)	7.22
Outstanding at March 31, 2024	1,216,817	$6.88	2.0

The weighted average grant date fair value of restricted stock units was $6.01 and $5.57 per share for the three months ended March 31, 2024 and 2023, respectively. There were no restricted stock units that vested for the three months ended March 31, 2024 and 2023.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of March 31, 2024, 1,706,798 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of March 31, 2024, employee contributions to the ESPP were $0.3 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,200	$2,082
General and administrative	2,168	2,664
Total share-based compensation	$4,368	$4,746

The total unrecognized compensation cost related to unvested stock options was $25.1 million, which is expected to be recognized over a weighted average remaining service period of 3.0 years as of March 31, 2024.

The total unrecognized compensation cost related to unvested restricted stock units was $7.6 million, which is expected to be recognized over a weighted average remaining service period of 3.3 years as of March 31, 2024.

Sale of Common Stock and Pre-funded Warrants

On March 27, 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of March 31, 2024, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and estimated other offering expenses of $0.6 million.

In accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("ASC 480"), and ASC 815-40 ("ASC 815"), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria.

10. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2024 and 2023. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 21, 2024 for the fiscal year ended December 31, 2023, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those risks and uncertainties set forth in the sections titled “Risk Factors” of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above. Unless the context otherwise requires, the terms “Company,” “Nkarta, Inc.,” “we,” “us,” or “our” refer to Nkarta, Inc. We do not have any subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered NK-cell therapies for the treatment of patients with hematologic malignancies or autoimmune diseases. We are currently developing NKX019, a CAR NK product candidate targeting the CD19 antigen, as our lead product candidate. We have also been developing NKX101, a CAR NK-cell product candidate targeting cells that display NKG2D ligands. Both product candidates enable an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. NKX019 and NKX101 incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK-cell recognition of target antigens, enhance NK-cell fitness and freeze, store, and thaw our engineered NK cells for off-the-shelf administration. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and cancer, be well tolerated, and avoid some of the toxicities observed with other cell therapies. NKX019 is currently being studied in an ongoing Phase 1 clinical trial for certain B-cell malignancies, and we are initiating the Phase 1 clinical trial of NKX019 for lupus nephritis (“LN”) are underway. NKX101 has been studied in a Phase 1 clinical trial for certain hematologic malignancies, although we have closed patient enrollment and deprioritized the program as part of a pipeline realignment to direct primary resources to our lead pipeline program, NKX019, for the treatment of autoimmune disease.

Our modular engineering platform builds on the distinctive biology of NK cells and their role in eradicating aberrant and pathologically transformed cells. Our process starts with differentiated, mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves inducing the expression of a chimeric antigen receptor ("CAR") on the surface of an NK-cell to enable the cell to recognize specific proteins or antigens that are present on the surface of tumor cells. Our engineered CAR NK cells generally consist of an NK-cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)-15 ("mbIL-15").

In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the United States Food and Drug Administration ("FDA") to evaluate NKX019 for the treatment of LN. The planned multi-center, open label, dose escalation Phase 1 clinical trial will evaluate the safety and clinical activity of NKX019 in patients with refractory LN. We are on track to dose the first patient in the first half of 2024. We also plan to evaluate additional autoimmune diseases for potential clinical investigation with NKX019. Following the clearance of the IND by the FDA, we have prioritized the development of NKX019 in autoimmune disease, including hiring additional personnel with the requisite education and experience, to support our expansion into that area.

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

Under the CRISPR Agreement entered into in May 2021, we agreed with CRISPR to collaboratively design and advance (a) up to two allogeneic, gene-edited NK-cell therapies, one of which is the engineered CAR NK product candidate targeting the CD70 tumor antigen, and (b) one allogeneic, gene-edited NK+T cell therapy.

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

On March 27, 2024, we sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant in an underwritten public offering. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. The total net proceeds from the offering were approximately $225.1 million, after deducting underwriting discounts and commissions and estimated offering expenses

Financial Operations Overview

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

We typically have various early-stage research and drug discovery projects as well as various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are generally not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding the costs incurred for these early-stage research and drug discovery programs on a project-specific basis. As part of our October 2023 announcement of cost containment measures, early discovery and preclinical programs have been deprioritized with less personnel and funding allocated to advancing these programs.

We expense research and development costs as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Direct external development program expenses:
NKX019	$3,490	$4,784
NKX101	3,103	4,944
CD70	15	468
NK+T	—	55
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	10,395	10,365
Others	8,316	6,419
Partner cost sharing	(82)	(900)
Total research and development costs	$25,237	$26,135

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

While we continue to pursue cost containment measures, we still expect our general and administrative expenses will increase in the future in support of increased research and development activities and to reflect increased costs associated with operating as a public company. These anticipated increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, insurance premiums and investor relations costs.

Other Income (Expense), net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments and adjustments related to amortization of purchase premiums and accretion of discounts of investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$25,237	$26,135	$(898)
General and administrative	7,525	8,178	(653)
Total operating expenses	32,762	34,313	(1,551)
Loss from operations	(32,762)	(34,313)	1,551
Other income (expense), net:
Interest income	3,246	3,465	(219)
Other income (expense), net	(2)	33	(35)
Total other income, net	3,244	3,498	(254)
Net loss	$(29,518)	$(30,815)	$1,297

Research and development expenses. Research and development expenses were $25.2 million and $26.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.9 million was primarily due to the following:

•
a $3.6 million decrease in program costs primarily from lower manufacturing and materials spending as we deprioritized NKX101 and began preparations for Phase I clinical trials of NKX019 in autoimmune diseases;
•
a $1.8 million increase in other internal research costs, primarily consisting of research and laboratory supplies and facilities expenses; and
•
a $0.8 million decrease in partner cost sharing reimbursable expenses related to less activities performed under our collaboration with CRISPR.

General and administrative expenses. General and administrative expenses were $7.5 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.7 million was primarily due to the decrease in personnel related expenses resulting from reduced headcount following the reduction in force completed in October 2023.

Interest income. Interest income was $3.2 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily due to lower adjustment for amortization of purchase premiums and accretion of discounts, which was partially offset by higher interest earned in the first quarter of 2024 as compared to the first quarter of 2023. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents, restricted cash and investments of $450.0 million. We estimate all of the $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

On March 17, 2023, we filed the Shelf Registration Statement, as amended on April 24, 2023, covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act, of up to $350.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units (including up to $120.0 million in aggregate offering price of shares of our common stock, shares of our preferred stock, debt securities, warrants, rights and/or units registered on our Prior Registration Statement), that have not yet been sold. The Shelf Registration Statement was declared effective by the SEC on May 5, 2023.

The Prior Registration Statement included a prospectus covering the offer and sale from time to time of up to $150.0 million in aggregate offering price of shares of our common stock through the ATM Offering Program with Cowen and Company, LLC, as sales agent. For the three months ended March 31, 2024, no sales of our common stock were made pursuant to the ATM Offering Program.

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of March 31, 2024, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

We have incurred net losses and negative cash flows from operations since our inception. As of March 31, 2024, we had an accumulated deficit of $465.0 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of March 31, 2024 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(28,506)	$(20,758)
Net cash provided by (used in) investing activities	21,485	36,929
Net cash provided by financing activities	226,266	1
Net increase (decrease) in cash and cash equivalents	$219,245	$16,172

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $28.5 million primarily due to a net loss of $29.5 million adjusted for net change in operating assets and liabilities of $4.6 million and net of non-cash charges of $5.6 million. The change in net operating assets and liabilities was primarily due to a decrease in accrued liabilities of $3.0 million and operating lease liabilities of $1.2 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $4.4 million, depreciation and amortization of $2.3 million, which was offset by investment accretion and amortization of $1.6 million.

Net cash used in operating activities for the three months ended March 31, 2023 was $20.8 million, primarily due to a net loss of $30.8 million adjusted for net change in operating assets and liabilities of $6.3 million, and net of non-cash charges of $3.8 million. The change in net operating assets and liabilities was primarily due to a decrease in accrued liabilities of $1.4 million offset by operating lease liabilities of $8.0 million from the TIA reimbursement payment. The non-cash charges primarily consistent of stock-based compensation of $4.7 million, depreciation and amortization of $0.8 million, which was offset by investment accretion and amortization of $2.3 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $21.5 million, which consisted primarily of proceeds from the maturities of marketable securities of $61.7 million, partially offset by the purchase of marketable securities of $40.0 million.

Net cash provided by investing activities for the three months ended March 31, 2023, was $36.9 million, which consisted primarily of proceeds from the maturities of marketable securities of $126.0 million, partially offset by the purchase of marketable securities of $84.3 million and the purchase of property and equipment of $4.8 million related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $225.7 million, which primarily consisted of net proceeds from our underwritten public offering of $225.1 million that closed in March 2024.

Net cash provided by financing activities for the three months ended March 31, 2024, was immaterial and consisted of proceeds from the exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing therapeutic product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Material Cash Requirements

As of March 31, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

See Note 6 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease liability.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to preclinical studies and clinical trial accruals, share-based compensation, pre-funded warrants and impairment of long-lived assets. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no other significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission ("SEC") on March 21, 2024, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

We may disclose further changes to the factors below or disclose additional factors from time to time in our future filings with the SEC.

Risks Related to our Financial Position

We have a limited operating history and do not have any products approved for sale.

We are a clinical-stage biopharmaceutical company without any products approved for commercial sale and have not generated any revenue from product sales. We are focused on developing genetically-engineered human cells as therapeutics and our technologies are new and largely unproven. Since our inception in 2015, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, developing our supply chain and in-house manufacturing capability, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have limited operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the rapidly evolving biotechnology industry. If we do not address these risks, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $29.5 million, $117.5 million and $113.8 million for the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $465.0 million as of March 31, 2024. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We continue to incur significant research and development and other expenses related to ongoing operations and the development of our product candidates, including NKX019. All of our product candidates will require substantial additional development time and resources before we are able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the United States Food and Drug Administration ("FDA") nor any other regulatory authority has approved NKX019, NKX101 or any of our other product candidates, and we do not anticipate generating revenues from product sales unless and until such time as NKX019, NKX101 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators’, success in:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), our "at the market" equity offering program (the "ATM Offering Program") and proceeds from our underwritten public offering of our common stock and pre-funded warrants completed in March 2024. We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We intend to continue to use the proceeds from our Secondary Offering and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any product candidate into pivotal trials will require us to raise additional capital. As of March 31, 2024, we had cash, cash equivalents, restricted cash, and investments of $450.0 million. Our research and development expenses increased from $90.9 million for the year ended December 31, 2022 to $96.8 million for the year ended December 31, 2023. We expect to continue to incur operating losses for the foreseeable future as we continue to develop our product candidates, which may increase, among other things, as we advance NKX019 in clinical development.

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

If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.*

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. A Phase 1 clinical trial to evaluate our lead CAR NK-cell product candidate, NKX019, in humans with certain hematological malignancies is ongoing, and we are initiating an additional Phase 1 clinical trial for NKX019 in patients with lupus nephritis ("LN"). Although NKX101 has also been in a Phase 1 clinical trial for certain hematologic malignancies, we have stopped enrolling new patients in that clinical trial. Although we may explore our options for implementing certain changes in that program, we cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

Utilizing CAR NK cells represents a novel therapeutic approach, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on utilizing CAR NK cells as an immunotherapy for the treatment of certain diseases, specifically cancers and, most recently, autoimmune diseases. To date, the FDA has approved only a limited number of cell-based therapies for commercialization as treatments for cancer, no cell-based therapies have been approved for commercial use for the treatment of an autoimmune disease, and no natural killer ("NK")-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR NK-cell platform product candidates are novel, and cell-based therapies are relatively new, especially as potential treatments for autoimmune diseases, regulatory agencies may lack precedents for evaluating product candidates like our CAR NK-cell product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR NK-cell platform product candidates.

Use of CAR NK-cell therapies may not gain the acceptance of the public or the medical community, especially for the treatment of autoimmune diseases. The patients with autoimmune disease that we will target with NKX019 are typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so the patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects.

Additionally, advancing novel immunotherapies creates significant challenges for us, including:

•
enrolling sufficient numbers of patients in clinical trials;
•
training a sufficient number of medical personnel on how to properly thaw and administer our cells, especially in any solid tumor trial wherein the cells are given through a procedure by trained medical doctors;
•
training a sufficient number of medical and clinical laboratory personnel in the proper collection and handling of clinical samples in our clinical trials to enable a sufficient understanding of CAR NK-cell pharmacokinetics and pharmacodynamics for the design of an optimal dosing regimen;
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

Certain aspects of the function and production of CAR NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential re-engineering required may result in delays and additional expenses.*

CAR NK-cell therapy is a relatively new field. To date, no CAR NK-cell therapies have been licensed in the United States or elsewhere to treat cancer, and no cell therapies of any type have been licensed for the treatment of autoimmune diseases. The history of manufacturing CAR NK cells for clinical use is limited. Our understanding of NK-cell biology is continuously expanding and this is particularly true in relation to autoimmune diseases where there is limited clinical data available and where we have no prior experience. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant additional time and resources to complete. As studies utilizing NK-cell biology develop, new information may become available requiring us to change our product candidate. Process improvements or new clinical data might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials. A requirement to run a new clinical trial or repeat a clinical trial would delay clinical development and commercialization of the relevant product candidate.

Prior clinical experience with NK-cell therapy has been predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA") types matched between donor and recipient. Our Phase 1 clinical trials, however, are currently evaluating product candidates manufactured from completely unrelated donors (i.e. used "off-the-shelf"). There is a risk that our early clinical results from our Phase 1 clinical trials using off-the-shelf NKX019 and NKX101 may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX019, NKX101, and our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

Furthermore, the killer immunoglobulin-like receptor ("KIR") is found on the surface of NK cells and recognizes certain HLA types. If there is a match between certain KIR molecules and the HLA type, KIR acts as a natural inhibitor of NK activity, thereby serving to prevent immune reactions against an individual’s own cells. In our Phase 1 clinical trials, the product candidate is administered regardless of specific KIR phenotype. As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials. We also continue to analyze for donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our product candidates in the clinic.

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

As regulatory expectations regarding the genome editing of cellular therapies continue to evolve with data emerging on chromosomal abnormalities from CAR T therapies or other sources, our pipeline programs that involve gene-edited cells, including an allogeneic, off-the-shelf CAR NK-cell product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"), on which we are collaborating with CRISPR, could be impacted. For example, the FDA may require additional or new release assays for manufactured lots of any product candidates that have been gene edited, which, as a result, could slow development of our gene-edited product candidates and increase expenses.

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

Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX019, in particular, and we may fail to develop NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.*

We cannot guarantee that NKX019 or any of our other product candidates, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX019 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. In particular, we have limited prior experience in developing treatments for autoimmune diseases and our resources and processes have historically been focused on the development of NK-cell therapies for cancer. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX019 or any of our other product candidates, especially and could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX019 is in Phase I clinical development and subject to the risks inherent in drug development. In December 2022, we announced the opening of three dose-expansion cohorts in our Phase I clinical trial to evaluate NKX019 monotherapy and NKX019 in combination with rituximab in patients with large B-cell lymphoma ("LBCL"). Preliminary results from these cohorts did not meet our expectations, based on the clinical experience of NKX019 in the dose finding portion of the Phase 1 study. As a result, we are no longer enrolling patients in those dose-expansion cohorts. In October 2023, we announced the opening of a new cohort in our clinical trial of NKX019 for the treatment of B-cell malignancies. The new cohort introduces a compressed dosing schedule, where patients receive NKX019 doses on Days 0, 3, and 7 following lymphodepleting conditioning ("LD"), rather than Days 0, 7 and 14 following LD in prior cohorts. The new cohort schedule is designed to intensify exposure to NKX019 in the first week after LD, when internal data suggest that NKX019 exposure is highest. We may also use data from this new cohort to inform future dosing strategies across our platform.

In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN. The planned multi-center, open label, dose escalation Phase 1 clinical trial will evaluate the safety and clinical activity of NKX019 in patients with refractory LN. In the planned LN clinical trial, Cy will be used as the LD prior to administration of NKX019. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

Due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have previously had significant difficulty, and may continue to have significant difficulty, enrolling subjects. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX101, our other clinical-stage product candidate, is also subject to the risks inherent in drug development. NKX101 has been studied in a Phase 1 clinical trial for the treatment of blood cancers including r/r AML or MDS. Following a recent interim evaluation of the clinical response data, we decided to deprioritize the clinical development of NKX101. Further enrollment in the trial has been closed. We do not plan to pursue any further development of NKX101 without first evaluating our options for the trial design, dosing regimen, and manufacturing process for the program. We cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. Even if we do decide in the future to further develop NKX101 for the treatment of r/r AML or MDS, we may not be successful in doing so. If clinical development of NKX101 is restarted in the future and the Phase 1 or clinical trials of NKX101 for the treatment of AML or MDS encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune disease are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against LN or other autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune disease.*

Although we believe that our allogeneic CD19-targeting CAR NK-cell product candidate NKX019 may have disease-modifying potential in autoimmune disease, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK-cell therapies, represents a novel approach for the treatment of autoimmune disease, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune disease. We cannot guarantee that our planned clinical trial for NKX019 in LN and any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune disease is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune disease, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells ("PBMCs") obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B cells from our ongoing NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We plan to use Cy alone as the LD in our planned and future NKX019 clinical trials for the treatment of autoimmune disease, but there is a risk that Cy alone will not be effective as LD prior to NKX019 in patients with autoimmune disease. We cannot know with any certainty whether NKX019 will be effective against LN, other forms of systemic lupus erythematosus ("SLE") or any other autoimmune disease, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T-cell therapies. We also face competition from a large number of cell therapy companies with capabilities and expertise in oncology who are also advancing development programs in autoimmune diseases, which may impact our ability to successfully develop and commercialize NKX019. For further details about such reasons, see “—Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control” and “—If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.” If NKX019 is shown to not be sufficiently effective against LN or other autoimmune diseases in clinical trials, we experience delays in our ability to advance NKX019 through clinical development for LN or other autoimmune diseases, or we are unable to successfully compete against other companies in the development and commercialization of NKX019, the commercial prospects of NKX019, as well as our business, financial condition and growth prospects, would be materially adversely affected.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. For example, the preliminary results from the three dose expansion cohorts we announced opening in December 2022 as part of our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies did not meet expectations. We are now no longer enrolling patients in those dose expansion cohorts and in October 2023, we announced the opening of a new cohort with a compressed dosing schedule. We will now evaluate the results of this new cohort before committing additional resources to the program. Also, an interim evaluation of the data from the most recent dose-expansion cohort of our NKX101 Phase 1 clinical trial indicated that the aggregate clinical response rate for the 20 patients in the cohort was meaningfully lower than it had been for the first six patients in the cohort. As a result, we have now deprioritized further development of NKX101.

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

Updated data from the dose-escalation portion of our NKX019 Phase 1 clinical trial in B-cell malignancies were reported in December 2022, and updated interim data from our NKX101 Phase 1 clinical trial were reported in June 2023. The most common higher-grade (Grade ≥3) adverse events in the interim data reported for patients in the NKX019 Phase 1 clinical trial for B-cell malignancies were myelosuppression, which is common in the treated patient population after LD. In the dose-escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose-escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T-cell therapies. The most common higher-grade (Grade ≥3) adverse events in the interim data reported in June 2023 for patients with r/r AML in the NKX101 Phase 1 clinical trial were myelosuppression – a condition resulting in fewer red blood cells, white blood cells and platelets, as well as infections such as sepsis and pneumonia, occasionally requiring supplementary oxygen, which are common in the treated patient population after LD. The interim data from the NKX101 clinical trial indicated that adverse events experienced by certain patients with r/r AML included infusion reactions, CRS, and one case of immune effector cell-associated neurotoxicity (in each case, ≤grade 2). A more recent review of the data from additional patients enrolled in a dose-expansion cohort in our NKX101 clinical trial has indicated that the safety profile of NKX101 is consistent with the data reported in June 2023.

While the interim data reported to date from our NKX019 and NKX101 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T-cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience CRS, neurotoxicity, Graft-versus-host disease ("GvHD"), or other serious adverse events associated with our specific product candidates NKX019 and NKX101. For instance, NKX101 targets NKG2D ligands, which is not yet a well-characterized modality. NKG2D targets multiple ligands, and the extent and impact of ligand expression is currently not fully characterized. For example, there are risks that ligands may be expressed on either known or an as-yet-underappreciated population of healthy cells. Therefore, such cells may also be targeted by NKX101 and lead to adverse events of unknown frequency and severity as well as potentially decreased efficacy. Such adverse events may cause delays in completion of our clinical programs.

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

If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected*

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies tisagenlecleucel, axicabtagene ciloleucel, brexucabtagene autoleucel, and lisocabtagene maraleucel, which have been commercially approved, are direct competitors to our product candidate NKX019 in hematology. A large number of cell therapy companies with capabilities and expertise in oncology are advancing development programs in autoimmune diseases. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage cell therapy product candidates for hematologic malignancies and/or autoimmune diseases, and a number of other companies are seeking to harness NK biology through engagers that seek to direct a patient’s own NK cells to the site of a tumor or are investigating other types of immune cells. Other biopharmaceutical companies are developing bispecific and monoclonal antibodies, which are also direct competitors to NKX019 for hematologic malignancies and autoimmune diseases. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar product candidates or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

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

In May 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing up to two allogeneic, gene-edited NK-cell therapies and one allogeneic, gene-edited NK+T-cell therapy for use in the treatment of oncology, autoimmune disease, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first product candidate being developed in partnership with CRISPR is NKX070, and together with CRISPR, we may advance NKX070 for the treatment of solid tumors and blood cancers. The second product candidate being developed in partnership with CRISPR is NK+T. In May 2022, we amended the CRISPR Agreement to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, under the CRISPR Agreement, we have received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK-cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK-cell program.

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

Seeking and obtaining these designations is dependent upon results of our clinical program, and we cannot guarantee whether and when we may have the data from our clinical programs to support an application to obtain any such designation. Prior to submitting a BLA, we may seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for an expedited regulatory designation (e.g., Fast Track designation or Breakthrough Therapy designation), there can be no assurance that such submission or application will be granted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, we cannot assure you that the applicable regulatory authority would decide to grant it. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Furthermore, even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EMA, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program.

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

Our platform utilizes a relatively novel technology involving the genetic modification of human NK cells derived from adult healthy donors, and utilization of those modified cells in other individuals, and no NK cell-based immunotherapy has been approved to date. Further, many other cell therapies are in development, including NK cells derived from induced pluripotent stem cells ("iPSCs"), and negative results from those therapies may affect perception of NK-cell therapy derived from adult healthy donors. Public perception may be influenced by claims, such as claims that NK cell-based immunotherapy is ineffective, unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

We may not identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Our business depends upon our ability to identify, develop and commercialize product candidates. A key element of our strategy is to discover and develop additional product candidates based upon our NK-cell engineering platform. We are seeking to do so through our internal research programs and may also explore strategic collaborations for the discovery of new product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. In addition, different therapeutic targets may require changes to our NK manufacturing platform, which may slow down development or make it impossible to manufacture our product candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

•
interruption of or delays in manufacturing of our product candidates at our in-house manufacturing facility due to staffing shortages, production slowdowns and disruptions, or inability to procure critical raw materials or other supplies in a timely fashion;
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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2024, we had 150 full-time employees. In October 2023, we announced a reduction in headcount of 18 positions, as well as a cap on future headcount growth. As part of these measures we also reallocated existing headcount among our functions. However, in the future, our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact the reduction in force may have on potential employees’ perception of our company and culture. Our need to effectively execute our growth strategy requires that we:

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

We are manufacturing in our own internal manufacturing facility to supply drug product for our NKX019 Phase 1 clinical trials. We have in the past, and may again in the future, encounter problems or delays with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility together with our new commercial-scale manufacturing facility, once qualified, will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our clinical trials, we do not yet operate a cGMP facility for the commercial-scale manufacture of our product candidates. Although we built a commercial-scale manufacturing facility, maintaining our commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future pandemics, epidemics, or outbreaks of infectious disease or government-imposed restrictions in response to the foregoing could impact our ability to properly staff production of our product candidates. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Delays in commissioning and receiving regulatory approvals for our manufacturing facilities could delay our development plans and thereby limit our ability to develop our product candidates and generate revenues.*

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a cGMP facility in South San Francisco, California that allows us to supply the product candidates needed for our early-stage clinical trials. We have also built, and are working to fully qualify, a facility for the commercial-scale manufacture of our product candidates. The design, construction, qualification, regulatory approvals and maintenance for such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

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

If any of our clinical trials reveal issues with the safety or efficacy of any of our product candidates, modification of the donor selection criteria or the manufacturing process may be necessary to address such issues. Alternatively, we may choose to modify the manufacturing process in an effort to improve the efficiency of the process or efficacy of the product candidates. However, although research to establish the optimal donor and manufacturing parameters is ongoing, we have not, at present, fully characterized or identified how donor characteristics and manufacturing process parameters affect the optimal cell killing ability for our engineered NK-cell product candidates for in vitro and animal efficacy studies or how such potency differences may translate into efficacy to be seen in human clinical trials, including both the proportion of patients who achieve a meaningful clinical response, and the duration of any such clinical responses. As a result, our ability to improve our manufacturing process or product potency, safety, or efficacy according to such parameters is limited and may require significant trial and error, which may cause us to incur significant costs or could result in significant delays to the clinical development and eventual commercialization of our product candidates. We continue to work to better establish the optimal donor and manufacturing parameters for our product candidates. Efforts to scale up and optimize our manufacturing processes across our platform are ongoing. If we are unable to manufacture sufficient supply of our product candidates for our current, planned, or future clinical trials, the clinical development and potential eventual commercialization of may be delayed, and we may be materially harmed as a result.

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

We have not yet developed a validated methodology for freezing and thawing commercial-scale quantities of CAR NK cells, which we believe will be required for the storage and distribution of our CAR NK-cell product candidates.

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

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc. (the "Licensors"). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license to specified patents and patent applications related to NK-cell technology in the field of therapeutics. We are reliant upon certain rights and proprietary technology provided to us under this license for the production and development of certain of our product candidates, such as NKX019, NKX101 and NKX070. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material or necessary to the development or production of our product candidates, including NKX019, NKX101 and NKX070, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We are aware of third-party patents and patent applications that may relate to the areas in which we are developing product candidates. For example, under the CRISPR Agreement, we are collaboratively designing and advancing certain gene-edited NK-cell therapies and have received licenses from CRISPR for certain CRISPR-Cas9 gene editing targets that can be engineered into our own NK-cell therapies. Third parties could assert that CRISPR does not have rights to certain CRISPR-Cas9 technologies, or could assert and have asserted in the past, that the CVC Group does not have rights to certain CRISPR-Cas9 technologies, including inventorship and ownership rights to some of the CVC Group’s patents, or that such rights are limited. Third parties could seek to assert their issued patents relating to CRISPR-Cas9 technologies against us or our collaborators based on our CRISPR-Cas9-based activities, or those of our collaborators, including commercialization of gene-edited NK-cell therapies.

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

We also have entered, and may in the future enter, into collaboration or license agreements with commercial entities to access technologies and materials that are not otherwise available to us. Our agreements with such entities may provide licenses to technology useful for the discovery, development, or commercialization of our product candidates. These licenses may, in some instances, be non-exclusive. For example, we have entered into an agreement with CRISPR, which grants us a non-exclusive license on up to five gene-editing targets to enable us to independently research, develop and commercialize NK-cell therapies that have been gene-edited using CRISPR’s gene-editing technology.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of March 31, 2024, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX019, NKX101 and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2040. Our portfolio, including issued patents, and including pending applications to the extent they issue, as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019, NKX101 and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.*

Our initial clinical trials have been evaluating NKX019 and NKX101 in relapsed/refractory patients who have been previously treated with other anti-cancer therapies. We are initiating a clinical trial to evaluate NKX019 in patients with refractory LN. We do not know at this time whether either NKX019 or NKX101 or any of our product candidates will be safe for use in humans or whether they will demonstrate any anti-cancer or autoimmune activity. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of May 6, 2024, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 70% of our common stock (based on 70,467,620 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Some of these persons or entities may have interests different than those of our other investors. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares were sold in the IPO and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of May 6, 2024, we had 73,467,651 shares of common stock outstanding.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, except as described below.

On March 28, 2024, Paul Hastings, Chief Executive Officer, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Hastings’ Rule 10b5-1 Trading Plan provides for the sale of up to 439,061 shares of common stock (including shares obtained from the exercise of vested stock options and the associated sale of such shares) pursuant to the terms of the plan. The first possible trade date under Mr. Hastings’ Rule 10b5-1 Trading Plan is June 27, 2024, and the plan is effective through June 27, 2025 unless earlier terminated in accordance with the terms of the plan. On March 15, 2024, Mr. Hastings terminated his prior Rule 10b5-1 Trading Plan originally adopted on June 27, 2022, for the sale of up to 340,000 shares of common stock, subject to certain conditions, until July 31, 2024, of which 160,000 shares remained unsold at the date his prior Rule 10b5-1 Trading Plan was terminated.

On March 28, 2024, Alyssa Levin, Chief Financial and Business Officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Levin’s Rule 10b5-1 Trading Plan provides for the sale of up to 110,600 shares of common stock (including shares obtained from the exercise of vested stock options and the associated sale of such shares), as well as 100% of the net shares of common stock resulting from the vesting of previously-awarded restricted stock units covering 28,000 shares of common stock, in each case pursuant to the terms of the plan. The first possible trade date under Ms. Levin’s Rule 10b5-1 Trading Plan is July 1, 2024, and the plan is effective through June 26, 2026 unless earlier terminated in accordance with the terms of the plan.

On March 28, 2024, Alicia Hager, Chief Legal Officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Dr. Hager’s Rule 10b5-1 Trading Plan provides for the sale of up to 216,025 shares of common stock (including shares obtained from the exercise of vested stock options and the associated sale of such shares), ,as well as 100% of the net shares of common stock resulting from the vesting of previously-awarded restricted stock units covering 30,575 shares of common stock, in each case pursuant to the terms of the plan. The first possible trade date under Dr. Hager’s Rule 10b5-1 Trading Plan is June 27, 2024, and the plan is effective through November 13, 2025 unless earlier terminated in accordance with the terms of the plan.

On March 28, 2024, Ralph Brandenberger, Chief Technical Officer, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Dr. Brandenberger’s Rule 10b5-1 Trading Plan provides for the sale of up to 36,062 shares of common stock (including shares obtained from the exercise of vested stock options and the associated sale of such shares), subject to certain conditions, as well as 100% of the net shares of common stock resulting from the vesting of previously-awarded restricted stock units covering 43,025 shares of common stock, in each case pursuant to the terms of the plan. The first possible trade date under Dr. Brandenberger’s Rule 10b5-1 Trading Plan is July 1, 2024, and the plan is effective through June 26, 2026 unless earlier terminated in accordance with the terms of the plan.

On March 28, 2024, Leone Patterson, director and chairperson of the audit committee of the Company's Board of Directors, adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Patterson’s Rule 10b5-1 Trading Plan provides for the sale of up to 39,729 shares of common stock (including shares obtained from the exercise of vested stock options and the associated sale of such shares) pursuant to the terms of the plan. The first possible trade date under Ms. Patterson’s Rule 10b5-1 Trading Plan is June 27, 2024, and the plan is effective through June 19, 2026 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
4.1	Form of Pre-Funded Warrant	8-K	001-39370	4.1	3/28/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: May 9, 2024	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Alyssa Levin
Alyssa Levin
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)