Form 10-Q
period 2024-06-30
Nkarta, Inc.
filed 2024-08-13
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 70,558,754 shares of common stock, par value $0.0001 per share, outstanding.

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
•
Certain aspects of the function and production of CAR NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential re-engineering required may result in delays and additional expense.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$120,398	$31,040
Short-term investments	204,423	217,149
Prepaid expenses and other current assets	6,978	4,882
Total current assets	331,799	253,071
Long-term investments	99,086	—
Restricted cash	2,743	2,743
Property and equipment, net	77,551	79,326
Operating lease right-of-use assets	39,374	39,949
Other long-term assets	3,533	3,796
Total assets	$554,086	$378,885
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,764	$3,665
Operating lease liabilities, current portion	5,532	6,069
Accrued and other current liabilities	11,565	13,596
Total current liabilities	20,861	23,330
Operating lease liabilities, net of current portion	80,041	82,270
Total liabilities	100,902	105,600
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2024; 70,558,546 and 49,181,295 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	5
Additional paid-in capital	943,385	708,706
Accumulated other comprehensive (loss) income	(263)	8
Accumulated deficit	(489,945)	(435,434)
Total stockholders’ equity	453,184	273,285
Total liabilities and stockholders’ equity	$554,086	$378,885

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$23,130	$25,122	$48,367	$51,257
General and administrative	7,585	11,736	15,110	19,914
Total operating expenses	30,715	36,858	63,477	71,171
Loss from operations	(30,715)	(36,858)	(63,477)	(71,171)
Other income, net:
Interest income	5,724	3,570	8,970	7,035
Other (expense) income, net	(2)	1	(4)	34
Total other income, net	5,722	3,571	8,966	7,069
Net loss	$(24,993)	$(33,287)	$(54,511)	$(64,102)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(136)	(427)	(271)	78
Comprehensive loss	$(25,129)	$(33,714)	$(54,782)	$(64,024)
Net loss per share, basic and diluted	$(0.34)	$(0.68)	$(0.88)	$(1.31)
Weighted average shares used to compute net loss per share, basic and diluted	73,494,523	48,970,391	62,088,495	48,946,018

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2023	49,181,295	$5	$708,706	$8	$(435,434)	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	128,671	—	578	—	—	578
Issuance of common stock upon vesting of restricted stock units	133,595	—	—	—	—	—
Share-based compensation expense	—	—	4,368	—	—	4,368
Unrealized loss on investments	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(29,518)	(29,518)
Balance, March 31, 2024	70,453,561	$7	$938,723	$(127)	$(464,952)	$473,651
Issuance of common stock upon exercise of stock options	14,382	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units	22,072	—	—	—	—	—
Common stock issued under employee stock purchase plan	68,531	—	158	—	—	158
Share-based compensation expense	—	—	4,414	—	—	4,414
Unrealized loss on investments	—	—		(136)	—	(136)
Net loss	—	—	—	—	(24,993)	(24,993)
Balance, June 30, 2024	70,558,546	$7	$943,385	$(263)	$(489,945)	$453,184

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2022	48,877,806	$5	$690,814	$(679)	$(317,933)	$372,207
Vesting of shares of common stock subject to repurchase	395	—	2	—	—	2
Issuance of common stock upon exercise of stock options	253	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	50,469	—	—	—	—	—
Share-based compensation expense	—	—	4,746	—	—	4,746
Unrealized gain on investments	—	—	—	505	—	505
Net loss	—	—	—	—	(30,815)	(30,815)
Balance, March 31, 2023	48,928,923	$5	$695,563	$(174)	$(348,748)	$346,646
Vesting of shares of common stock subject to repurchase	113	—	1	—	—	1
Issuance of common stock upon exercise of stock options	5,892	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	28,074	—	—	—	—	—
common stock issued under employee stock purchase plan	95,232	—	374	—	—	374
Share-based compensation expense	—	—	4,650	—	—	4,650
Unrealized loss on investments	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(33,287)	(33,287)
Balance, June 30, 2023	49,058,234	$5	$700,609	$(601)	$(382,035)	$317,978

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(54,511)	$(64,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,782	9,396
Depreciation and amortization	4,517	1,636
Accretion and amortization of premiums and discounts on investments, net	(3,021)	(4,511)
Realized gain on investments	—	(34)
Impairment of right-of-use assets	—	4,100
Non-cash lease expense	1,154	1,100
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,833)	663
Operating lease liabilities	(3,345)	7,143
Accounts payable and accrued and other liabilities	(2,143)	2,078
Net cash used in operating activities	(50,400)	(42,531)
Cash flows from investing activities:
Purchases of property and equipment	(2,529)	(15,151)
Purchases of investments	(214,311)	(157,486)
Maturities of investments	130,700	206,395
Net cash (used in) provided by investing activities	(86,140)	33,758
Cash flows from financing activities:
Proceeds from stock option exercises	667	22
Proceeds from ESPP purchases	158	374
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	225,073	—
Net cash provided by financing activities	225,898	396
Net increase (decrease) in cash and cash equivalents	89,358	(8,377)
Cash, cash equivalents, and restricted cash beginning of period	33,783	40,237
Cash, cash equivalents, and restricted cash end of period	$123,141	$31,860
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$120,398	$29,117
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$123,141	$31,860
Supplemental disclosures of non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities resulting from new leases	$579	$431
Stock issuance costs included in accrued and other current liabilities	$4	$—
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$213	$690

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cell therapies to treat autoimmune disease and cancer. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK-cell expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK-cell recognition of therapeutic targets, and improve persistence for sustained activity in the body. Nkarta’s goal is to develop off-the-shelf NK-cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of June 30, 2024, the Company had an accumulated deficit of $489.9 million and cash, cash equivalents, restricted cash and investments of $426.7 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities for which additional capital will be needed. The Company intends to raise such capital through debt or equity financings or other arrangements, as it has primarily done to date to fund its operations. Management believes that the Company’s current cash, cash equivalents, restricted cash and investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on March 21, 2024.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,993)	$(33,287)	$(54,511)	$(64,102)
Denominator:
Weighted average common shares outstanding	70,494,492	48,970,457	60,506,061	48,946,131
Less: weighted average unvested common stock issued upon early exercise of common stock options	—	(66)	—	(113)
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	—	1,582,434	—
Weighted average shares used to compute net loss per share, basic and diluted	73,494,523	48,970,391	62,088,495	48,946,018
Net loss per share, basic and diluted	$(0.34)	$(0.68)	$(0.88)	$(1.31)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of June 30,
	2024	2023
Common stock options	8,420,275	6,757,829
Restricted stock units	1,191,529	716,956
	9,611,804	7,474,785

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$47,038	$—	$—	$47,038
Commercial paper	Level 2	23,033	—	—	23,033
U.S. Government securities	Level 2	49,757	—		49,757
Total Cash equivalents		119,828	—	—	119,828
Short-term investments:
Corporate debt securities	Level 2	$77,693	$(62)	$7	$77,638
Commercial paper	Level 2	17,436	(2)	—	17,434
U.S. Government securities	Level 2	109,444	(94)	1	109,351
Total short-term investments		204,573	(158)	8	204,423
Long-term investments:
Corporate debt securities	Level 2	$83,757	$(99)	$2	$83,660
U.S. Government securities	Level 2	15,442	(16)	—	$15,426
Total long-term investments		99,199	(115)	2	99,086
Total		$423,600	$(273)	$10	$423,337

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$30,751	$—	$—	$30,751
Short-term investments:
Corporate debt securities	Level 2	$40,602	$(11)	$18	$40,609
Commercial paper	Level 2	38,198	(2)	1	38,197
U.S. Government securities	Level 2	138,341	(56)	58	138,343
Total short-term investments		217,141	(69)	77	217,149
Total		$247,892	$(69)	$77	$247,900

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $47.0 million and $30.8 million as of June 30, 2024 and December 31, 2023, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and U.S. Government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $376.3 million and $217.1 million as of June 30, 2024 and December 31, 2023, respectively, were classified as Level 2 instruments. Accrued interest receivable related to investments was $2.1 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2024 and December 31, 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2024 and December 31, 2023. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities for the six months ended June 30, 2024. During the six months ended June 30, 2023, there were immaterial realized gains recognized on available-for-sale securities sold in the period. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	745	745
Research equipment	15,797	14,298
Computers and software	404	404
Construction in progress	10,197	8,954
Total property and equipment, gross	93,761	91,019
Less accumulated depreciation and amortization	(16,210)	(11,693)
Total property and equipment, net	$77,551	$79,326

Depreciation and amortization expense was $2.3 million and $4.5 million for the three and six months ended June 30, 2024, and $0.8 million and $1.6 million for the three and six months ended June 30, 2023.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$4,918	$6,722
Accrued research and development costs	5,532	5,845
Accrued property and equipment	243	174
Other accrued and current liabilities	872	855
Total accrued and other liabilities	$11,565	$13,596

6. Leases

The Company has operating leases for its current corporate offices, laboratories, manufacturing facilities, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively and $2.7 million and $5.5 million for the three and six months ended June 30, 2023, respectively. The total cash paid for the six months ended June 30, 2024 for operating leases included in the operating cash flows was $7.6 million, inclusive of $7.3 million of rent payments and $0.3 million of tenant improvement allowance repayment, as compared to net cash received of $2.8 million for the six months ended June 30, 2023, comprised of $7.8 million cash received for the tenant improvement allowance reimbursement less $5.0 million of rent payment. The weighted average remaining lease term was 9.3 years for the corporate office, laboratory space leases, and additional facility as of June 30, 2024. The weighted average discount rate was 9.7% as of June 30, 2024.

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

Maturities of operating lease liabilities under existing operating leases as of June 30, 2024 were as follows (in thousands):

Year ending December 31,	Amount
2024 (remaining six months)	$6,554
2025	13,403
2026	13,462
2027	13,912
2028	14,378
2029 and thereafter	72,876
Total undiscounted future minimum lease payments	134,585
Less imputed interest	(49,012)
Total operating lease liabilities	$85,573
Operating lease liabilities:
Current	5,532
Non-current	80,041
Total lease liability	$85,573

Lease Impairment

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. Beginning in the second quarter of 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include right-of-use assets and certain property and equipment, primarily for leasehold improvements (collectively, "Sublease Asset Group"). The Company estimated potential sublease income using market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded a right-of-use asset impairment of $4.1 million for the six months ended June 30, 2023. The impairment is recorded within general and administrative expenses in the condensed statements of operations and comprehensive loss. There was no additional impairment recorded for the six months ended June 30, 2024.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of June 30, 2024, and December 31, 2023.

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

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the "CRISPR Agreement") with CRISPR Therapeutics AG ("CRISPR") to co-develop and co-commercialize an allogeneic, off-the-shelf chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"). In May 2022, the CRISPR Agreement was amended to revise the transfer of materials and nomination provisions, and in March 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA") and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK-cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program. On April 3, 2024, the CRISPR Agreement was amended to further revise the nomination provision, and on May 2, 2024, it was amended to align the designation term and additional-gene-editing target provisions with the revised nomination provision from April 3, 2024.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T-cell related activities, and Nkarta is responsible for NK-cell related activities. The impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was zero and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.3 million and $1.2 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, there were no receivable under the research cost sharing provision.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of June 30, 2024, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

9. Stockholders' Equity

Common Stock

On June 13, 2024, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of total authorized shares of the Company’s common stock, $0.0001 par value per share, from 100,000,000 to 200,000,000 shares.

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

As of June 30, 2024, a total of 10,847,981 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 2,505,146 shares were available for issuance under the 2020 Plan as of June 30, 2024.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended June 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,716,526	$12.99	7.5	8,279
Granted	2,173,650	6.15
Exercised	(143,053)	4.66
Forfeited	(326,848)	21.74
Outstanding at June 30, 2024	8,420,275	$11.02	7.8	5,759
Exercisable at June 30, 2024	4,128,806	$14.87	6.7	2,700
Vested and expected to vest at June 30, 2024	8,420,275	$11.02	7.8	5,759

The weighted average grant date fair value of stock option grants was $5.04 and $4.14 per share for the six months ended June 30, 2024 and 2023, respectively. The intrinsic value of options exercised was $0.8 million and immaterial for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the six months ended June 30, 2024:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2023	594,768	$8.16	1.4
Granted	775,153	6.01
Vested	(155,667)	8.13
Forfeited	(22,725)	7.03
Outstanding at June 30, 2024	1,191,529	$6.78	1.8

The weighted average grant date fair value of restricted stock units was $6.01 and $5.57 per share for the six months ended June 30, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of June 30, 2024, 1,638,267 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of June 30, 2024, employee contributions to the ESPP were $0.1 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,205	$2,123	$4,405	$4,205
General and administrative	2,209	2,527	4,377	5,191
Total share-based compensation	$4,414	$4,650	$8,782	$9,396

The total unrecognized compensation cost related to unvested stock options was $22.6 million, which is expected to be recognized over a weighted average remaining service period of 2.8 years as of June 30, 2024.

The total unrecognized compensation cost related to unvested restricted stock units was $6.9 million, which is expected to be recognized over a weighted average remaining service period of 3.1 years as of June 30, 2024.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of June 30, 2024, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

10. Income Taxes

There was no provision for income taxes recorded during the three months ended June 30, 2024, and 2023. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered NK-cell therapies for the treatment of patients with autoimmune diseases or hematologic malignancies. We are currently developing NKX019, a CAR NK product candidate targeting the CD19 antigen, as our lead product candidate. We have also been developing NKX101, a CAR NK-cell product candidate targeting cells that display NKG2D ligands. Both product candidates enable an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. NKX019 and NKX101 incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK-cell recognition of target antigens, enhance NK-cell fitness and freeze, store, and thaw our engineered NK cells for off-the-shelf administration. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and cancer, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

Our modular engineering platform builds on the distinctive biology of NK cells and their role in eradicating aberrant and pathologically transformed cells. Our process starts with differentiated, mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves inducing the expression of a chimeric antigen receptor ("CAR") on the surface of an NK-cell to enable the cell to recognize specific proteins or antigens that are present on the surface of target cells. Our engineered CAR NK cells generally consist of an NK-cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)-15 ("mbIL-15").

In June 2024, we announced the initiation of Ntrust-1, a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for lupus nephritis (“LN”). At that time, we also announced that we had received clearance of an Investigational New Drug ("IND") application by the United States Food and Drug Administration ("FDA") to evaluate NKX019 for the treatment of additional autoimmune diseases. Ntrust-2 is a planned multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis") and antineutrophil cytoplasmic antibody ("ANCA")-associated vasculitis ("AAV"). In July 2024, we announced that researchers at Columbia University Irving Medical Center (“CUIMC”) initiated an investigator-sponsored trial (“IST”) of NKX019 in patients with systemic lupus erythematosus (“SLE”). NKX019 is also being studied in a multi-center Phase 1 clinical trial for the treatment of a variety of B-cell malignancies, which evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019.

NKX101 has been evaluated in a multi-center Phase 1 clinical trial in the U.S. for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") and higher risk myelodysplastic syndromes ("MDS"). This first-in-human study evaluated the safety, pharmacology, and preliminary anti-tumor activity of NKX101. We have deprioritized the development of NKX101 as part of a realignment of our pipeline to direct primary resources to development of our lead product candidate, NKX019, for the treatment of autoimmune diseases.

Under the CRISPR Agreement entered into in May 2021, we agreed with CRISPR to collaboratively design and advance (a) up to two allogeneic, gene-edited NK-cell therapies, one of which is the engineered CAR NK product candidate targeting the CD70 tumor antigen, and (b) one allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have incurred net operating losses since inception and have not generated any revenue from product sales. In the future, we expect that our operating expenses will significantly increase as we continue to develop and seek regulatory approvals for our product candidates, continue to engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, maintain and expand our product manufacturing capabilities, and ultimately establish a commercial organization. We have funded our operations primarily through the issuance of

Company stock and intend to raise additional capital to fund operations until such time that we are able to generate sufficient revenues to cover our operating expenses. We may seek additional funding through the issuance of common stock, including through our ATM Offering Program, other equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including, among other things, the pace and results of our clinical development efforts for our product candidates. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute our business plan and may cause us to undertake further cost containment measures and/or significantly delay, scale back or discontinue the development of some of our programs. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the "JOBS Act") as further described under “—JOBS Act” below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

On March 27, 2024, we sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant in an underwritten public offering. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. The total net proceeds from the offering were approximately $225.1 million, after deducting underwriting discounts and commissions and offering expenses.

Leadership

On July 10, 2024, the Company’s board of directors appointed Nadir Mahmood, Ph.D. as President, effective July 29, 2024, and promoted David Shook, M.D., as Chief Medical Officer, Head of Research and Development, effective July 15, 2024.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX019	$4,134	$3,571	$7,624	$8,355
NKX101	341	4,580	3,444	9,524
CD70	9	182	24	650
NK+T	—	53	—	108
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	9,985	10,377	20,380	20,742
Others	8,661	6,610	16,977	13,029
Partner cost sharing	—	(251)	(82)	(1,151)
Total research and development costs	$23,130	$25,122	$48,367	$51,257

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future, including as a result of Ntrust-1, our clinical trial of NKX019 for the treatment of LN, and Ntrust-2, our planned clinical trial of NKX019 for the treatment of scleroderma, myositis, and AAV.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$23,130	$25,122	$(1,992)	$48,367	$51,257	$(2,890)
General and administrative	7,585	11,736	(4,151)	15,110	19,914	(4,804)
Total operating expenses	30,715	36,858	(6,143)	63,477	71,171	(7,694)
Loss from operations	(30,715)	(36,858)	6,143	(63,477)	(71,171)	7,694
Other income (expense), net:
Interest income	5,724	3,570	2,154	8,970	7,035	1,935
Other income (expense), net	(2)	1	(3)	(4)	34	(38)
Total other income, net	5,722	3,571	2,151	8,966	7,069	1,897
Net loss	$(24,993)	$(33,287)	$8,294	$(54,511)	$(64,102)	$9,591

Research and development expenses. Research and development expenses were $23.1 million and $25.1 million for the three months ended June 30, 2024 and 2023, respectively. Research and development expenses were $48.4 million and $51.3 million for the six months ended June 30, 2024 and 2023, respectively.

The decrease of $2.0 million for the three months ended June 30, 2024 was primarily due to the following:

•
a $3.9 million decrease in program costs primarily from lower manufacturing and materials spending as we deprioritized NKX101 and began preparations for Phase I clinical trials of NKX019 in autoimmune diseases, as well as a decrease in clinical expenses from of a reduction in enrolled patients;
•
a $1.2 million increase in depreciation expense due to the timing of when assets were placed in-service in 2023; and
•
a $0.7 million net decrease in other research costs, primarily consisting of payroll, facility allocation expenses, offset by partner cost sharing reimbursable expenses.

The decrease of $2.9 million for the six months ended June 30, 2024 was primarily due to the following:

•
a $7.5 million decrease in program costs primarily from lower manufacturing and materials spending as we deprioritized NKX101 and began preparations for Phase I clinical trials of NKX019 in autoimmune diseases, as well as a decrease in clinical expenses from a reduction in enrolled patients;
•
a $2.5 million increase in depreciation expense due to the timing of when assets were placed in-service in 2023;
•
a $1.1 million decrease in partner cost sharing reimbursable expenses related to a decrease in activities performed under our collaboration with CRISPR; and
•
a $1.0 million net increase in other research costs, primarily consisting of an increase in supplies purchased, and offset by a decrease in payroll and facility allocation expenses.

General and administrative expenses. General and administrative expenses were $7.6 million and $15.1 million for the three and six months ended June 30, 2024, respectively, and $11.7 million and $19.9 million for the three and six months ended June 30, 2023, respectively.

The decrease of $4.2 million and $4.8 million the three and six months ended June 30, 2024, respectively, were primarily due to the $4.1 million impairment of the right-of-use assets during the three months ended June 30, 2023 and a decrease in personnel-related expenses resulting from reduced headcount following the reduction in force completed in October 2023, partially offset by an increase in depreciation.

Interest income. Interest income was $5.7 million and $9.0 million for the three and six months ended June 30, 2024, respectively, and $3.6 million and $7.0 million for the three and six months ended June 30, 2023, respectively. The increase of $2.2 million and $1.9 million for the three and six months ended June 30, 2024, respectively, were primarily due to higher average investment balances in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash, cash equivalents, restricted cash and investments of $426.7 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

On March 17, 2023, the Company filed a Registration Statement on Form S-3, as amended by the Form S-3/A filed on April 24, 2023 (the "Shelf Registration Statement"), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"), of up to $350.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units, including up to $120.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units registered on the Company’s Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission (the "SEC") on September 2, 2021 (the "Prior Registration Statement") that had not yet been sold. The Shelf Registration Statement was declared effective by the SEC on May 5, 2023.

On August 12, 2021, the Company entered into a sales agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale of up to an aggregate of $150.0 million of the Company’s common stock through an “at-the-market” equity offering program (the "ATM Offering Program") pursuant to the Prior Registration Statement and subject to the limitations thereof. For the six months ended June 30, 2024, no sales of the Company’s common stock were made pursuant to the ATM Offering Program.

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of June 30, 2024, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

We have incurred net losses and negative cash flows from operations since our inception. As of June 30, 2024, we had an accumulated deficit of $489.9 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of June 30, 2024 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(50,400)	$(42,531)
Net cash (used in) provided by investing activities	(86,140)	33,758
Net cash provided by financing activities	225,898	396
Net increase (decrease) in cash and cash equivalents	$89,358	$(8,377)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $50.4 million primarily due to a net loss of $54.5 million adjusted for a decrease in net change in operating assets and liabilities of $7.3 million, which was offset by an increase in net of non-cash charges of $11.4 million. The change in net operating assets and liabilities was primarily due to an increase in interest receivable and prepaid expenses for the maintenance of labratory equipment, and a decrease in accruals and operating lease liability. The non-cash charges primarily consisted of stock-based compensation of $8.8 million, depreciation and amortization of $4.5 million, which was offset by investment accretion and amortization of $3.0 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $42.5 million, primarily due to a net loss of $64.1 million adjusted for net change in operating assets and liabilities of $9.9 million, and net of non-cash charges of $11.7 million. The change in net operating assets and liabilities was primarily due operating lease liabilities of $7.1 million from tenant improvement allowance reimbursements and an increase in accounts payable of $1.2 million.. The non-cash charges primarily consistent of stock-based compensation of $9.4 million, right-of-use asset impairment of $4.1 million, and depreciation and amortization of $1.6 million, which was offset by investment accretion and amortization of $4.5 million.

Investing Activities

Net cash used by investing activities for the six months ended June 30, 2024 was $86.1 million, which consisted primarily of the purchase of marketable securities of $214.3 million and the purchase of property and equipment of $2.5 million, partially offset by proceeds from the maturities of marketable securities of $130.7 million.

Net cash provided by investing activities for the six months ended June 30, 2023, was $33.8 million, which consisted primarily of proceeds from the maturities of marketable securities of $206.4 million, partially offset by the purchase of marketable securities of $157.5 million and the purchase of property and equipment of $15.2 million related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024, was $225.9 million, which primarily consisted of net proceeds from our underwritten public offering of $225.1 million that closed in March 2024.

Net cash provided by financing activities for the six months ended June 30, 2023, was $0.4 consisted of proceeds from stock options and the employee stock plan purchase.

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

Material Cash Requirements

As of June 30, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission ("SEC") on March 21, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the SEC on May 9, 2024, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $54.5 million, $117.5 million and $113.8 million for the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $489.9 million as of June 30, 2024. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our underwritten public offering of our common stock completed in April 2022 (the "Secondary Offering"), our "at the market" equity offering program (the "ATM Offering Program") and proceeds from our underwritten public offering of our common stock and pre-funded warrants completed in March 2024. We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes. We intend to continue to use the proceeds from our Secondary Offering and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any product candidate into pivotal trials will require us to raise additional capital. As of June 30, 2024, we had cash, cash equivalents, restricted cash, and investments of $426.7 million. Our research and development expenses increased from $90.9 million for the year ended December 31, 2022 to $96.8 million for the year ended December 31, 2023. We expect to continue to incur operating losses for the foreseeable future as we continue to develop our product candidates, which may increase, among other things, as we advance NKX019 in clinical development.

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

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.*

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. A Phase 1 clinical trial to evaluate our lead CAR NK-cell product candidate, NKX019, in humans with certain hematological malignancies is ongoing, and we have initiated Ntrust-1, a multi-center, open-label, dose-escalation Phase 1 clinical trial to evaluate NKX019 in humans with lupus nephritis ("LN"). We also plan to initiate Ntrust-2, a multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and ANCA-associated vasculitis ("AAV"). Although NKX101 has also been in a Phase 1 clinical trial for certain hematologic malignancies, we have stopped enrolling new patients in that clinical trial. Although we may explore our options for implementing certain changes in that program, we cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

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

Prior clinical experience with NK-cell therapy has been predominantly based on cells from haplomatched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA") types matched between donor and recipient. Our Phase 1 clinical trials, however, are currently evaluating product candidates manufactured from completely unrelated donors (i.e. used "off-the-shelf"). There is a risk that our early clinical results from our Phase 1 clinical trials using off-the-shelf NKX019 and NKX101 may not be reflective of future clinical trial results which may require us to re-evaluate HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX019 or our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

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

In addition, with respect to the development of the deprioritized NKX101 program for the treatment of malignancies, tumors are sometimes able to evade detection by naturally occurring NK cells by shedding the NKG2D ligands found on malignant cells. While NKX101 has been engineered to resist this shedding mechanism, there can be no guarantee that tumor cells will not retain or regain the ability to shed NKG2D ligand completely despite the presence of NKX101, which would give such tumors a degree of resistance against NKX101. If, upon continued development we were to discover that tumors develop a resistance to NKX101 as a result of such NKG2D ligand shedding, we would need to reengineer NKX101 to counteract this effect, or we might decide to change, pause or abandon any future development efforts for NKX101.

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
•
delays in reaching agreement on acceptable terms with prospective clinical trial sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites and CROs, including delays due to administrative hurdles, lack of significant prior experience with cell therapy for autoimmune disease, or competition between cell therapy companies for prospective clinical trial sites and investigators;
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

For example, following an interim evaluation of response data in our NKX101 clinical trial for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"), we decided to prioritize our NKX019 program for the treatment of autoimmune disease and deprioritize our NKX101 program. Enrollment in our NKX101 clinical trial has been closed. We plan to evaluate the design of the clinical trial, dosing schedule, and manufacturing processes before pursuing any further development of NKX101, although we cannot guarantee that we will pursue any further development of NKX101 in the near future or at all.

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

We may, from time to time, such as for our NKX019 clinical trial for the treatment of LN (Ntrust-1), establish partnerships in relation to our clinical trials, receiving advisory services and other support from third parties. For example, we have partnered with Lupus Therapeutics, the clinical research affiliate of the Lupus Research Alliance, to accelerate development of NKX019 through select sites of the Lupus Clinical Investigators Network ("LuCIN"). Although we believe that these partnerships will enable us to accelerate the development of our product candidates and clinical trials, we cannot guarantee that such collaborations will be successful and, in the event they are not, we may lose our competitive advantage and/or incur additional costs.

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

In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN, and in June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV. Ntrust-1 is our multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with refractory LN, and Ntrust-2 is our planned multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with scleroderma, myositis, and AAV. In both Ntrust-1 and Ntrust-2, Cy will be used as the LD prior to administration of NKX019. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, scleroderma, myositis, or AAV will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, scleroderma, myositis, AAV, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, scleroderma, myositis, AAV, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

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

NKX101, our deprioritized clinical-stage product candidate, is also subject to the risks inherent in drug development. NKX101 has been studied in a Phase 1 clinical trial for the treatment of blood cancers including r/r AML or MDS. Following a recent interim evaluation of the clinical response data, we decided to deprioritize the clinical development of NKX101. Further enrollment in the trial has been closed. We do not plan to pursue any further development of NKX101 without first evaluating our options for the trial design, dosing regimen, and manufacturing process for the program. We cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. Even if we do decide in the future to further develop NKX101 for the treatment of r/r AML or MDS, we may not be successful in doing so. If clinical development of NKX101 is restarted in the future and the Phase 1 or clinical trials of NKX101 for the treatment of AML or MDS encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market our product candidates.

Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune disease are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against LN or other autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune disease.*

Although we believe that our allogeneic CD19-targeting CAR NK-cell product candidate NKX019 may have disease-modifying potential in autoimmune disease, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK-cell therapies, represents a novel approach for the treatment of autoimmune disease, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune disease. We cannot guarantee that Ntrust-1, our clinical trial for NKX019 in LN, Ntrust-2, our planned clinical trial for NKX019 in scleroderma, myositis, and AAV, or any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune disease is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune disease, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells ("PBMCs") obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B cells from our ongoing NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We plan to use Cy alone as the LD in our current, planned and future NKX019 clinical trials for the treatment of autoimmune disease, but there is a risk that Cy alone will not be effective as LD prior to NKX019 in patients with autoimmune disease. We cannot know with any certainty whether NKX019 will be effective against LN, other forms of systemic lupus erythematosus ("SLE") or any other autoimmune disease, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T-cell therapies. We also face competition from a large number of cell therapy companies who are also advancing development programs in autoimmune diseases, which may impact our ability to successfully develop and commercialize NKX019. For instance, competition among cell therapy companies for clinical trial sites, investigators, and/or patients for autoimmune clinical trials, may cause delays in the initiation of clinical trials sites and enrollment of patients in our clinical trials. For further details about such reasons, see “—Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control” and “—If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.” The competition for clinical trial sites, investigators or patients may also lead to increased development costs. If NKX019 is shown to not be sufficiently effective against LN, scleroderma, myositis, AAV, or other autoimmune diseases in clinical trials, we experience delays in our ability to advance NKX019 through clinical development for LN, scleroderma, myositis, AAV, or other autoimmune diseases, or we are unable to successfully compete against other companies in the development and commercialization of NKX019, the commercial prospects of NKX019, as well as our business, financial condition and growth prospects, would be materially adversely affected.

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

We need to compete with many ongoing clinical trials and approved therapies to recruit patients into our clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, due to the commercial availability of multiple therapeutic agents that target CD19 for the treatment of cancer, as well as others that are in various stages of development, we have had significant difficulty in our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies and may continue to have significant difficulty in our current or future NKX019 clinical trials for certain indications, including B-cell malignancies, enrolling subjects who have not previously been exposed to a CD19-directed cellular therapy. Additionally, for our ongoing NKX019 clinical trials for the treatment of cancer and LN, our planned NKX019 clinical trial for the treatment of additional autoimmune indications, and any future NKX019 clinical trials of ours for the treatment of other autoimmune diseases, the number of qualified clinical investigators is limited, so we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. A number of cell therapy companies have announced initiation of plans for clinical trials for the treatment of LN and/or other autoimmune diseases, which has resulted in and/or may increase competition in the future for investigators and/or patients for our NKX019 clinical trial for the treatment of LN, our planned NKX019 clinical trial for the treatment of additional autoimmune indications, and any other NKX019 clinical trials that we may initiate in the future for the treatment of other autoimmune diseases. Furthermore, we intend to use Cy as the LD prior to treatment with NKX019 in our NKX019 clinical trial for the treatment of LN and our planned NKX019 clinical trial for the treatment of additional autoimmune indications. If this is ineffective or we decide to change the protocol to use a combination of Flu and Cy, as the LD, physicians may choose to refer patients to other clinical trials conducted by one of our competitors. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

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

Results of any patient who receives NKX019 or any of our other product candidates in an investigator-sponsored trial (“IST”) should not be viewed as representative of how the product candidate will perform in our clinical trials, may not be able to be used to establish safety or efficacy for regulatory approval, and may negatively impact our ability to develop and commercialize the product candidate depending on the results.*

In some instances, our product candidates may be evaluated in ISTs conducted by certain clinical investigators who are our collaborators. In addition to supplying product candidate for such trials, we may also provide financial support. In July 2024, we announced that researchers at Columbia University Irving Medical Center (“CUIMC”) initiated an IST of NKX019 in patients with SLE. Although ISTs may provide valuable insights, they also pose regulatory and operational challenges that could impact our ability to bring our product candidates to market. We have limited or no control over the design, administration and timing of the ISTs and will have no control over the submission or approval of any IND or foreign equivalent required to conduct these trials. We rely on the investigators and physicians to ensure their compliance with clinical and regulatory requirements when using our product candidates for these trials. Their failure to comply could expose us to liability. The IST could, depending on the actions of the investigators and other third parties involved in the ISTs, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of any of these ISTs are inconsistent with, or different from, the results of our current or future company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of our company-sponsored trials or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while ISTs could be useful to inform our own clinical development efforts or provide other valuable insights, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates. Moreover, the patient population in such trials is at risk for serious adverse events. If these events are attributed to our product candidates, it could negatively impact their safety profile, leading to delays or failure in obtaining regulatory approval or successfully commercializing our drug candidates. Additionally, our supply capabilities may limit patient enrollment in these trials. We may need to restructure or pause supply to enroll sufficient patients in our company sponsored trials, potentially leading to adverse publicity or other disruptions.

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

We cannot predict the potential future impacts of the emergence of another pandemic, epidemic, or outbreak of infectious disease on us, our research partners, including CRISPR, and other third parties with whom we conduct business. We may experience disruptions as a result of a pandemic, epidemic, or outbreak of infectious disease that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX019 clinical trials for cancer and LN and planned NKX019 clinical trial for scleroderma, myositis, and AAV;
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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2024, we had 150 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact the reduction in force may have on potential employees’ perception of our company and culture. Our need to effectively execute our growth strategy requires that we:

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

We also may encounter problems with the following:

•
complying with regulations regarding evolving donor infectious disease testing, traceability, manufacturing, release of product candidates and other requirements from regulatory authorities at the state or federal level or outside the United States;
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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of June 30, 2024, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX019, NKX101 and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041. Our portfolio, including issued patents, and including pending applications to the extent they issue, as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019, NKX101 and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of August 9, 2024, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 58% of our common stock (based on 70,558,754 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of August 9, 2024, we had 73,558,785 shares of common stock outstanding (including pre-funded warrants).

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

General Risk Factors

Computer system interruptions or security breaches of our information systems could significantly disrupt our product development programs and our ability to operate our business.*

Our internal computer systems, cloud-based computing services and those of our current and future collaborators, third party service providers, and other contractors or consultants (collectively, our "information systems") are vulnerable to damage or interruption from computer viruses, ransomware, malware, data corruption, cyber-based attacks, phishing attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. These computer systems may also experience disruptions or outages due to internal or third-party mistakes or technical errors, including due to software updates. Such information system disruptions, even if inadvertent, may limit or disable our access to our systems or access by our collaborators, third party service providers, or other contractors or consultants to their systems, which could disrupt our business. While we have taken steps to protect our information systems and the data maintained in those systems, we have, from time to time, experienced cyber incidents of varying degrees, although none of these cyber incidents have had a material adverse impact on our business, financial condition or results of operations. Our business is becoming increasingly dependent upon these information systems, including as a result of remote working policies following the COVID-19 pandemic. It is possible that in the future our safety and security measures will not prevent the improper functioning or damaging of our systems, or the improper access or disclosure of personally identifiable information, in particular as cyber-based attacks become increasingly sophisticated, and any such event could materially and adversely impact our business, financial condition or results of operations. If a significant system disruption, failure, accident, security breach or other cyber incident were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information, the disclosure of protected personally identifiable patient information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption, security breach or other cyber incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1(A)**	Amendment No. 3 to the Research Collaboration Agreement, dated April 3, 2024, by and between Nkarta, Inc. and CRISPR Therapeutics AG.
10.1(B)**	Amendment No. 4 to the Research Collaboration Agreement, dated May 2, 2024, by and between Nkarta, Inc. and CRISPR Therapeutics AG.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: August 13, 2024	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Alyssa Levin
Alyssa Levin
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)