Form 10-Q
period 2024-09-30
Nkarta, Inc.
filed 2024-11-07
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 70,568,754 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Risk Factors” under Part II, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Examples of these forward-looking statements include, but are not limited to, statements concerning our financial and business performance, including our future funding requirements, our position, plans, strategies, and timelines (including initiation of further clinical trials and the availability of disclosure of clinical data from our clinical trials) for the continued and future clinical development and commercial potential of our product candidates and the therapeutic potential, accessibility, tolerability, advantages, and safety profile of NK cell therapies, including NKX019 for the treatment of autoimmune diseases. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$56,960	$31,040
Short-term investments	226,095	217,149
Prepaid expenses and other current assets	7,095	4,882
Total current assets	290,150	253,071
Long-term investments	119,467	—
Restricted cash	2,743	2,743
Property and equipment, net	76,231	79,326
Operating lease right-of-use assets	38,804	39,949
Other long-term assets	4,639	3,796
Total assets	$532,034	$378,885
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,937	$3,665
Operating lease liabilities, current portion	6,756	6,069
Accrued and other current liabilities	13,775	13,596
Total current liabilities	22,468	23,330
Operating lease liabilities, net of current portion	78,693	82,270
Total liabilities	101,161	105,600
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity
Common stock	7	5
Additional paid-in capital	947,441	708,706
Accumulated other comprehensive income	1,714	8
Accumulated deficit	(518,289)	(435,434)
Total stockholders’ equity	430,873	273,285
Total liabilities and stockholders’ equity	$532,034	$378,885

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$25,250	$22,194	$73,617	$73,451
General and administrative	8,544	7,100	23,654	27,014
Total operating expenses	33,794	29,294	97,271	100,465
Loss from operations	(33,794)	(29,294)	(97,271)	(100,465)
Other income, net:
Interest income	5,453	3,616	14,423	10,651
Other (expense) income, net	(3)	33	(7)	67
Total other income, net	5,450	3,649	14,416	10,718
Net loss	$(28,344)	$(25,645)	$(82,855)	$(89,747)
Other comprehensive loss:
Net unrealized gain on investments	1,977	192	1,706	270
Comprehensive loss	$(26,367)	$(25,453)	$(81,149)	$(89,477)
Net loss per share, basic and diluted	$(0.39)	$(0.52)	$(1.26)	$(1.83)
Weighted average shares used to compute net loss per share, basic and diluted	73,563,316	49,062,799	65,941,355	48,985,373

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2023	49,181,295	$5	$708,706	$8	$(435,434)	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	128,671	—	578	—	—	578
Issuance of common stock upon vesting of restricted stock units	133,595	—	—	—	—	—
Share-based compensation expense	—	—	4,368	—	—	4,368
Unrealized loss on investments	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(29,518)	(29,518)
Balance, March 31, 2024	70,453,561	$7	$938,723	$(127)	$(464,952)	$473,651
Issuance of common stock upon exercise of stock options	14,382	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units	22,072	—	—	—	—	—
Common stock issued under employee stock purchase plan	68,531	—	158	—	—	158
Share-based compensation expense	—	—	4,414	—	—	4,414
Unrealized loss on investments	—	—		(136)	—	(136)
Net loss	—	—	—	—	(24,993)	(24,993)
Balance, June 30, 2024	70,558,546	$7	$943,385	$(263)	$(489,945)	$453,184
Issuance of common stock upon exercise of stock options	208	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Share-based compensation expense	—	—	4,055	—	—	4,055
Unrealized gain on investments	—	—	—	1,977	—	1,977
Net loss	—	—	—	—	(28,344)	(28,344)
Balance, September 30, 2024	70,568,754	$7	$947,441	$1,714	$(518,289)	$430,873

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance, December 31, 2022	48,877,806	$5	$690,814	$(679)	$(317,933)	$372,207
Vesting of shares of common stock subject to repurchase	395	—	2	—	—	2
Issuance of common stock upon exercise of stock options	253	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	50,469	—	—	—	—	—
Share-based compensation expense	—	—	4,746	—	—	4,746
Unrealized gain on investments	—	—	—	505	—	505
Net loss	—	—	—	—	(30,815)	(30,815)
Balance, March 31, 2023	48,928,923	$5	$695,563	$(174)	$(348,748)	$346,646
Vesting of shares of common stock subject to repurchase	113	—	1	—	—	1
Issuance of common stock upon exercise of stock options	5,892	—	21	—	—	21
Issuance of common stock upon vesting of restricted stock units	28,074	—	—	—	—	—
common stock issued under employee stock purchase plan	95,232	—	374	—	—	374
Share-based compensation expense	—	—	4,650	—	—	4,650
Unrealized loss on investments	—	—	—	(427)	—	(427)
Net loss	—	—	—	—	(33,287)	(33,287)
Balance, June 30, 2023	49,058,234	$5	$700,609	$(601)	$(382,035)	$317,978
Issuance of common stock upon vesting of restricted stock units	10,000	—		—	—	—
Share-based compensation expense	—	—	4,291	—	—	4,291
Unrealized gain on investments	—	—	—	192		192
Net loss	—	—	—	—	(25,645)	(25,645)
Balance, September 30, 2023	49,068,234	$5	$704,900	$(409)	$(407,680)	$296,816

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(82,855)	$(89,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,837	13,687
Depreciation and amortization	6,864	3,618
Accretion and amortization of premiums and discounts on investments, net	(4,978)	(6,915)
Realized gain on investments	—	(34)
Impairment of right-of-use assets	—	4,100
Non-cash lease expense	1,725	1,653
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,056)	1,093
Operating lease liabilities	(3,469)	6,112
Accounts payable and accrued and other liabilities	(2,013)	3,627
Net cash used in operating activities	(74,945)	(62,806)
Cash flows from investing activities:
Purchases of property and equipment	(3,306)	(21,340)
Purchases of investments	(320,659)	(196,877)
Maturities of investments	198,930	281,395
Net cash (used in) provided by investing activities	(125,035)	63,178
Cash flows from financing activities:
Proceeds from stock option exercises	669	22
Proceeds from ESPP purchases	158	374
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	225,073	—
Net cash provided by financing activities	225,900	396
Net increase in cash and cash equivalents	25,920	768
Cash, cash equivalents, and restricted cash beginning of period	33,783	40,237
Cash, cash equivalents, and restricted cash end of period	$59,703	$41,005
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$56,960	$38,262
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$59,703	$41,005
Supplemental disclosures of non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities resulting from new leases	$579	$431
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$463	$1,842

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cell therapies to treat autoimmune disease and other diseases. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK-cell expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK-cell recognition of therapeutic targets, and improve persistence for sustained activity in the body. Nkarta’s goal is to develop off-the-shelf NK-cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized substantial revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2024, the Company had an accumulated deficit of $518.3 million and cash, cash equivalents, restricted cash and investments of $405.3 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed by the Company with the SEC on March 21, 2024.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(28,344)	$(25,645)	$(82,855)	$(89,747)
Denominator:
Weighted average common shares outstanding	70,563,285	49,062,799	63,882,940	48,985,448
Less: weighted average unvested common stock issued upon early exercise of common stock options	—	—	—	(75)
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	—	2,058,415	—
Weighted average shares used to compute net loss per share, basic and diluted	73,563,316	49,062,799	65,941,355	48,985,373
Net loss per share, basic and diluted	$(0.39)	$(0.52)	$(1.26)	$(1.83)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of September 30,
	2024	2023
Common stock options	9,101,686	7,127,449
Restricted stock units	1,183,129	695,110
	10,284,815	7,822,559

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$34,938	$—	$—	$34,938
Commercial paper	Level 2	16,443	—	—	16,443
U.S. Government securities	Level 2	5,361	—	—	5,361
Total Cash equivalents		56,742	—	—	56,742
Short-term investments:
Corporate debt securities	Level 2	$102,410	$—	$450	$102,860
Commercial paper	Level 2	16,401	—	—	16,401
U.S. Government securities	Level 2	106,662	(2)	174	106,834
Total short-term investments		225,473	(2)	624	226,095
Long-term investments:
Corporate debt securities	Level 2	$89,110	$(10)	$923	$90,023
U.S. Government securities	Level 2	29,265	(6)	185	$29,444
Total long-term investments		118,375	(16)	1,108	119,467
Total		$400,590	$(18)	$1,732	$402,304

		December 31, 2023
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$30,751	$—	$—	$30,751
Short-term investments:
Corporate debt securities	Level 2	$40,602	$(11)	$18	$40,609
Commercial paper	Level 2	38,198	(2)	1	38,197
U.S. Government securities	Level 2	138,341	(56)	58	138,343
Total short-term investments		217,141	(69)	77	217,149
Total		$247,892	$(69)	$77	$247,900

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $34.9 million and $30.8 million as of September 30, 2024 and December 31, 2023, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and U.S. Government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. The marketable securities of $367.4 million and $217.1 million as of September 30, 2024 and December 31, 2023, respectively, were classified as Level 2 instruments. Accrued interest receivable related to investments was $2.5 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2024 and December 31, 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2024 and December 31, 2023. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

There was no realized gain or loss on available-for-sale securities for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, there were immaterial realized gains recognized on available-for-sale securities sold in the period. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	746	745
Research equipment	16,729	14,298
Computers and software	404	404
Construction in progress	10,291	8,954
Total property and equipment, gross	94,788	91,019
Less accumulated depreciation and amortization	(18,557)	(11,693)
Total property and equipment, net	$76,231	$79,326

Depreciation and amortization expense was $2.4 million and $6.9 million for the three and nine months ended September 30, 2024, and $2.0 million and $3.6 million for the three and nine months ended September 30, 2023.

Accrued and Other Current Liabilities

Accrued other current liabilities are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$7,007	$6,722
Accrued research and development costs	5,539	5,845
Accrued property and equipment	250	174
Other accrued and current liabilities	979	855
Total accrued and other liabilities	$13,775	$13,596

6. Leases

The Company has operating leases for its current corporate offices, laboratories, manufacturing facilities, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.6 million and $7.9 million for the three and nine months ended September 30, 2024, respectively, and $2.7 million and $8.2 million for the three and nine months ended September 30, 2023, respectively. The total cash paid for the nine months ended September 30, 2024 for operating leases included in the operating cash flows was $9.7 million, inclusive of $9.2 million of rent payments and $0.5 million of tenant improvement allowance repayment, as compared to net cash paid of $0.5 million for the nine months ended September 30, 2023, comprised of $8.3 million of rent payments less $7.8 million cash received for the tenant improvement allowance reimbursement. The weighted average remaining lease term was 9.1 years for the corporate office, laboratory space leases, and additional facility as of September 30, 2024. The weighted average discount rate was 9.8% as of September 30, 2024.

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

Maturities of operating lease liabilities under existing operating leases as of September 30, 2024 were as follows (in thousands):

Year ending December 31,	Amount
2024 (remaining three months)	$3,314
2025	13,403
2026	13,462
2027	13,912
2028	14,378
2029 and thereafter	72,876
Total undiscounted future minimum lease payments	131,345
Less imputed interest	(45,896)
Total operating lease liabilities	$85,449
Operating lease liabilities:
Current	6,756
Non-current	78,693
Total lease liability	$85,449

Lease Impairment

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. Beginning in the second quarter of 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include right-of-use assets and certain property and equipment, primarily for leasehold improvements (collectively, "Sublease Asset Group"). The Company estimated potential sublease income using market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective right-of-use assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded a right-of-use asset impairment of $4.1 million for the nine months ended September 30, 2023. The impairment is recorded within general and administrative expenses in the condensed statements of operations and comprehensive loss. There was no additional impairment recorded for the three and nine months ended September 30, 2024.

Sublease Agreement

In September 2024, the Company entered into an agreement to sublease a portion of the Company's leased corporate office space. The sublease will commence during the fourth quarter of 2024 and rent payments will commence in the first quarter of 2025. The Company accounts for this sublease in accordance with ASC 842, Leases.

7. Commitments & Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2024, and December 31, 2023.

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

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. For the NK+T program, CRISPR is responsible for gene-editing activities and T-cell related activities, and Nkarta is responsible for NK-cell related activities. The impact of the cost sharing associated with the research and development activities is included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expense. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expense. Reduction of research and development expense resulting from partial reimbursement from CRISPR was zero and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.4 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, there was no receivable under the research cost sharing provision.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of September 30, 2024, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved.

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

As of September 30, 2024, a total of 10,847,981 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 1,821,927 shares were available for issuance under the 2020 Plan as of September 30, 2024.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2024:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,716,526	$12.99	7.5	8,279
Granted	2,987,850	6.17
Exercised	(143,261)	4.66
Forfeited	(459,429)	18.67
Outstanding at September 30, 2024	9,101,686	$10.60	7.8	2,535
Exercisable at September 30, 2024	4,560,175	$14.29	6.7	1,198
Vested and expected to vest at September 30, 2024	9,101,686	$10.60	7.8	2,535

The weighted average grant date fair value of stock option grants was $5.05 and $3.35 per share for the nine months ended September 30, 2024 and 2023, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the nine months ended September 30, 2024:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2023	594,768	$8.16	1.4
Granted	798,574	6.04
Vested	(165,667)	8.63
Forfeited	(44,546)	6.65
Outstanding at September 30, 2024	1,183,129	$6.72	1.6

The weighted average grant date fair value of restricted stock units was $6.04 and $5.57 per share for the nine months ended September 30, 2024 and 2023, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of September 30, 2024, 1,638,267 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of September 30, 2024, employee contributions to the ESPP were $0.3 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,793	$2,077	$6,198	$6,283
General and administrative	2,262	2,214	6,639	7,404
Total share-based compensation	$4,055	$4,291	$12,837	$13,687

The total unrecognized compensation cost related to unvested stock options was $22.8 million, which is expected to be recognized over a weighted average remaining service period of 2.8 years as of September 30, 2024.

The total unrecognized compensation cost related to unvested restricted stock units was $6.4 million, which is expected to be recognized over a weighted average remaining service period of 2.9 years as of September 30, 2024.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of September 30, 2024, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

10. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2024, and 2023. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered NK-cell therapies. We are currently developing NKX019, a CAR NK product candidate targeting the CD19 antigen, as our lead product candidate for the treatment of patients with autoimmune disease. NKX019 and our other CAR NK product candidates incorporate proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK-cell recognition of target antigens, enhance NK-cell fitness and freeze, store, and thaw our engineered NK cells for off-the-shelf administration. Our product candidates are allogeneic, which means they are produced using cells from a different person than the patient(s) being treated, and they are produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and other diseases, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

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

In June 2024, we announced the initiation of Ntrust-1, a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for lupus nephritis (“LN”). At that time, we also announced that we had received clearance of an Investigational New Drug ("IND") application by the United States Food and Drug Administration ("FDA") to evaluate NKX019 for the treatment of additional autoimmune diseases. Ntrust-2 is a planned multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis") and antineutrophil cytoplasmic antibody ("ANCA")-associated vasculitis ("AAV"). In July 2024, we announced that researchers at Columbia University Irving Medical Center (“CUIMC”) initiated an investigator-sponsored trial (“IST”) of NKX019 in patients with systemic lupus erythematosus (“SLE”). In November 2024, we announced that the first patient was dosed in both Ntrust-1 and the IST at CUIMC.

NKX019 is also being studied in a multi-center Phase 1 clinical trial for the treatment of a variety of B-cell malignancies, which evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019. In November 2024, we announced new clinical data from a cohort of heavily pretreated patients with large B-cell lymphoma (“LBCL”) whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, we will refocus our research and development activities on autoimmune disease and plan for no further investment in the clinical development of NKX019 for the treatment of B-cell malignancies.

NKX101, our CAR NK-cell product candidate targeting cells that display NKG2D ligands, has been evaluated in a multi-center Phase 1 clinical trial in the U.S. for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") and higher risk myelodysplastic syndromes ("MDS"). This first-in-human study evaluated the safety, pharmacology, and preliminary anti-tumor activity of NKX101. We have deprioritized further development of NKX101 to direct primary resources to development of our lead product candidate, NKX019, for the treatment of autoimmune diseases.

Under the CRISPR Agreement entered into in May 2021, we agreed with CRISPR to collaboratively design and advance (a) up to two allogeneic, gene-edited NK-cell therapies, one of which is the engineered CAR NK product candidate targeting the CD70 tumor antigen, and (b) one allogeneic, gene-edited NK+T cell therapy.

Since the commencement of our operations in 2015, we have devoted substantially all our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have incurred net operating losses since inception and have not generated any revenue from product sales. In the future, we expect that our operating expenses will significantly increase as we continue to develop and seek regulatory approvals for our product candidates, continue to engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, maintain and expand our product manufacturing capabilities, and ultimately establish a commercial organization. We have funded our operations primarily through the issuance of Company stock and intend to raise additional capital to fund operations until such time that we are able to generate sufficient revenues to cover our operating expenses. We may seek additional funding through the issuance of common stock, including through equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including, among other things, the pace and results of our clinical development efforts for our product candidates. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute our business plan and may cause us to undertake cost containment measures and/or significantly delay, scale back or discontinue the development of some of our programs. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “emerging growth company” exemptions we are afforded under the Jumpstart Our Business Startups Act (the "JOBS Act") as further described under “—JOBS Act” below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX019	$5,103	$1,303	$12,727	$9,658
NKX101	704	3,952	4,149	13,476
CD70	12	142	37	792
NK+T	—	—	—	108
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	10,030	10,392	30,409	31,134
Others	9,401	6,666	26,377	19,695
Partner cost sharing	—	(261)	(82)	(1,412)
Total research and development costs	$25,250	$22,194	$73,617	$73,451

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

While we continue to closely manage our expenditures, we still expect our general and administrative expenses will increase in the future in support of increased research and development activities and to reflect increased costs associated with operating as a public company. These anticipated increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, insurance premiums and investor relations costs.

Other Income (Expense), net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments and adjustments related to amortization of purchase premiums and accretion of discounts of investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$25,250	$22,194	$3,056	$73,617	$73,451	$166
General and administrative	8,544	7,100	1,444	23,654	27,014	(3,360)
Total operating expenses	33,794	29,294	4,500	97,271	100,465	(3,194)
Loss from operations	(33,794)	(29,294)	(4,500)	(97,271)	(100,465)	3,194
Other income (expense), net:
Interest income	5,453	3,616	1,837	14,423	10,651	3,772
Other income (expense), net	(3)	33	(36)	(7)	67	(74)
Total other income, net	5,450	3,649	1,801	14,416	10,718	3,698
Net loss	$(28,344)	$(25,645)	$(2,699)	$(82,855)	$(89,747)	$6,892

Research and development expenses. Research and development expenses were $25.3 million and $22.2 million for the three months ended September 30, 2024 and 2023, respectively. Research and development expenses were $73.6 million and $73.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The increase of $3.1 million for the three months ended September 30, 2024 was primarily due to the following:

•
a $0.4 million increase in program costs primarily from higher manufacturing, materials, and clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases, which was partially offset by lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized;
•
a $0.9 million increase in research supplies purchased due to fewer purchases in 2023 from lab facility relocation;
•
a $0.3 million increase in depreciation expense due to the timing of when assets were placed in-service during the year in 2023; and
•
a $1.5 million net increase in other research costs, primarily consisting of facility allocation expenses, which was partially offset by partner cost sharing reimbursable expenses and a decrease in payroll expenses.

The increase of $0.2 million for the nine months ended September 30, 2024 was primarily due to the following:

•
a $2.8 million increase in depreciation expense due to the timing of when assets were placed in-service during the year in 2023;
•
a $1.9 million increase in research supplies purchased due to fewer purchases in 2023 from lab facility relocation;
•
a $1.3 million decrease in partner cost sharing reimbursable expenses related to a decrease in activities performed under our collaboration with CRISPR;
•
a $1.3 million net increase in other research costs, primarily consisting of consulting expenses, which was partially offset by a decrease in payroll and facility expenses due to the reallocation of the Sublease Asset Group to general and administrative expenses; and
•
a $7.1 million decrease in program costs primarily from lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized and reduced manufacturing and materials expenses related to programs under the CRISPR partnership, which were partially offset by higher manufacturing, materials, and clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases.

General and administrative expenses. General and administrative expenses were $8.5 million and $23.7 million for the three and nine months ended September 30, 2024, respectively, and $7.1 million and $27.0 million for the three and nine months ended September 30, 2023, respectively.

The increase of $1.4 million for the three months ended September 30, 2024 was primarily due to an increase in depreciation, personnel-related expenses, and consulting expenses. The decrease of $3.4 million for the nine months ended September 30, 2024 was primarily due to the $4.1 million impairment of the right-of-use assets during the nine months ended September 30, 2023 and a decrease in personnel-related expenses for the nine months ended September 30, 2024 resulting from the reduction in force completed in October 2023, partially offset by an increase in depreciation.

Interest income. Interest income was $5.5 million and $14.4 million for the three and nine months ended September 30, 2024, respectively, and $3.6 million and $10.7 million for the three and nine months ended September 30, 2023, respectively. The increase of $1.8 million and $3.8 million for the three and nine months ended September 30, 2024, respectively, were primarily due to higher average investment balances and higher yields in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had cash, cash equivalents, restricted cash and investments of $405.3 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

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

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of September 30, 2024, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

Effective August 27, 2024, the Company and Cowen and Company, LLC mutually terminated the sales agreement entered into on August 12, 2021 related to the Company’s $150.0 million “at-the-market” equity offering program, pursuant to the terms of the sales agreement. Prior to the termination of the sales agreement, $1.8 million of shares of common stock had been sold.

We have incurred net losses and negative cash flows from operations since our inception. As of September 30, 2024, we had an accumulated deficit of $518.3 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy, including the potential initiation of a pivotal stage clinical trial for any or all of our current development programs. Until such time as we can generate significant revenue from sales of our drug candidates, if ever, we may seek additional funding through the issuance of our common stock, including through equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development and manufacturing activities, market conditions, and the success of our planned cost-containment measures. We may not be able to raise additional capital on terms acceptable to us, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

We believe that our current cash, cash equivalents and investments as of September 30, 2024 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(74,945)	$(62,806)
Net cash (used in) provided by investing activities	(125,035)	63,178
Net cash provided by financing activities	225,900	396
Net increase in cash and cash equivalents	$25,920	$768

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $74.9 million primarily due to a net loss of $82.9 million adjusted for a decrease in net change in operating assets and liabilities of $8.5 million, which was offset by an increase in net of non-cash charges of $16.4 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses for the maintenance of laboratory equipment, interest receivable, and accruals, and a decrease in accounts payable and operating lease liability. The non-cash charges primarily consisted of stock-based compensation of $12.8 million, depreciation and amortization of $6.9 million, which was offset by investment accretion and amortization of $5.0 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $62.8 million, primarily due to a net loss of $89.7 million, adjusted for $26.9 million of net non-cash charges consisting primarily of share-based compensation of $13.7 million, depreciation and amortization of $3.6 million, investment accretion and amortization of $6.9 million, non-cash lease expense of $1.7 million, impairment of right-of-use assets of $4.1 million, and a $10.8 million net change in operating assets and liabilities.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2024 was $125.0 million, which consisted primarily of the purchase of marketable securities of $320.7 million and the purchase of property and equipment of $3.3 million, partially offset by proceeds from the maturities of marketable securities of $198.9 million.

Net cash provided by investing activities for the nine months ended September 30, 2023, was $63.2 million, which consisted primarily of proceeds from the sales and maturities of marketable securities of $281.4 million, partially offset by the purchase of marketable securities of $196.9 million and the purchase of property and equipment of $21.3 million related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024, was $225.9 million, which primarily consisted of net proceeds from our underwritten public offering of $225.1 million that closed in March 2024.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $0.4 million, which consisted of proceeds from stock options and the employee stock plan purchase.

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

Our future capital requirements will depend on many factors, including:

▪
the type, number, scope, progress, enrollment rate, expansions, results, costs and timing of our clinical trials and preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;
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
▪
costs associated with any product candidates, products or technologies that we may in-license or acquire; and
▪
our ability to closely monitor our expenditures, including subleasing portions of our leased corporate office space in South San Francisco.

Until such time as we can generate significant revenue from sales of our therapeutic product candidates, if ever, we expect to finance our cash needs through public or private equity, including debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There may also be instances where our ability to access a portion of our existing cash, cash equivalents and investments may be threatened due to financial conditions affecting the banking system and financial markets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to undertake additional cost-containment measures and/or delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Material Cash Requirements

As of September 30, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2024 and December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and investments. We invest our excess cash primarily in money market funds, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For marketable investment securities with short-term maturities, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. As such, we believe that if a 10.0% change in interest rates were to have occurred on September 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial and business officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial and business officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission ("SEC") on March 21, 2024, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and filed with the SEC on May 9, 2024, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and filed with the SEC on August 13, 2024, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $82.9 million, $117.5 million and $113.8 million for the nine months ended September 30, 2024 and the years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $518.3 million as of September 30, 2024. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any product candidate into pivotal trials will require us to raise additional capital. As of September 30, 2024, we had cash, cash equivalents, restricted cash, and investments of $405.3 million. Our research and development expenses increased from $90.9 million for the year ended December 31, 2022 to $96.8 million for the year ended December 31, 2023 and increased from $73.5 million for the nine months ended September 30, 2023 to $73.6 million for the nine months ended September 30, 2024. We expect to continue to incur operating losses for the foreseeable future as we continue to develop our product candidates, which may increase, among other things, as we advance NKX019 in clinical development.

Until and unless we can generate substantial product revenue, we expect to finance our cash needs through the proceeds from our Secondary Offerings, a combination of equity offerings and debt financings, and potentially through additional license and development agreements or strategic partnerships with third parties. Financing may not be available in sufficient amounts or on reasonable terms. In addition, market volatility resulting from international conflict, global economic developments, political unrest, high inflation or other factors could adversely impact our ability to access capital as and when needed. We have no commitments for any additional financing and will likely be required to raise such financing through the sale of additional securities. If we sell equity or equity-linked securities, our current stockholders may be diluted, and the terms may include liquidation or other preferences that are senior to or otherwise adversely affect the rights of our stockholders. Moreover, if we issue debt, we may need to dedicate a substantial portion of our operating cash flow to paying principal and interest on such debt and we may need to comply with operating restrictions, such as limitations on incurring additional debt, which could impair our ability to acquire, sell or license intellectual property rights which could impede our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

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

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.*

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. We are enrolling patients in Ntrust-1, a multi-center, open-label, dose-escalation Phase 1 clinical trial to evaluate NKX019, our lead CAR NK-cell product candidate, in humans with lupus nephritis ("LN"). We also plan to initiate Ntrust-2, a multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and ANCA-associated vasculitis ("AAV"). Although both NKX019 and NKX101 have been in Phase 1 clinical trials for certain hematologic malignancies, we have stopped enrolling new patients in those clinical trials. Although we may explore our options for implementing certain changes in those programs, we cannot guarantee that we will pursue any further development of our product candidates for the treatment of hematologic malignancies in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

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

In addition, with respect to the development of the deprioritized NKX101 program for the treatment of malignancies, tumors are sometimes able to evade detection by naturally occurring NK cells by shedding the NKG2D ligands found on malignant cells. While NKX101 has been engineered to resist this shedding mechanism, there can be no guarantee that tumor cells will not retain or regain the ability to shed NKG2D ligand completely despite the presence of NKX101, which would give such tumors a degree of resistance against NKX101. If, upon continued development of NKX101, we were to discover that tumors develop a resistance to NKX101 as a result of such NKG2D ligand shedding, we would need to reengineer NKX101 to counteract this effect, or we might decide to change, pause or abandon any future development efforts for NKX101.

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

Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.*

Clinical trials are expensive, time consuming and subject to substantial uncertainty. Failure can occur at any time during the clinical trial process, due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, or other applicable regulatory authorities may suspend or terminate clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that patients participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. The FDA, or other applicable regulatory authorities may also require us to conduct additional preclinical studies or clinical trials due to negative or inconclusive results or other reasons, fail to approve the raw materials, manufacturing processes or facilities of third-party manufacturers upon which we rely, find deficiencies in the manufacturing processes or facilities upon which we rely, and change their approval policies or regulations or their prior guidance to us during clinical development in a manner rendering our clinical data insufficient for approval. In addition, data collected from clinical trials may not be sufficient to support the submission of a BLA, MAA or other applicable regulatory filings. We cannot guarantee that any clinical trials that we may plan or initiate will be conducted as planned or completed on schedule, if at all.

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

For example, after initially studying NKX019 and NKX101 in Phase 1 clinical trials for hematologic malignancies, we deprioritized development of the product candidates for the treatment of hematologic malignancies to focus our research and development activities on NKX019 for the treatment autoimmune disease. Following an interim evaluation of response data in our NKX101 clinical trial for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"), we decided to deprioritize our NKX101 program. In November 2024, we announced new clinical data from our NKX019 clinical trial in B-cell malignancies. The data came from a cohort of heavily pretreated patients with large B-cell lymphoma (“LBCL”) whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for the treatment of B-cell malignancies, we have deprioritized the clinical development of NKX019 for the treatment of B-cell malignancies. We do not plan to enroll further patients in our clinical trials for hematologic malignancies, and we cannot guarantee that we will pursue any further development of NKX101 or NKX019 for the treatment of hematologic malignancies in the near future or at all.

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

NKX019 is in Phase I clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN, and in June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV. Ntrust-1 is our multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in humans with refractory LN, and Ntrust-2 is our planned multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with scleroderma, myositis, and AAV. In both Ntrust-1 and Ntrust-2, Cy will be used as the lymphodepleting conditioning ("LD") prior to administration of NKX019. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, scleroderma, myositis, or AAV will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, scleroderma, myositis, AAV, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, scleroderma, myositis, AAV, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

NKX019 is also being studied in a multi-center Phase 1 clinical trial for the treatment of a variety of B-cell malignancies, which evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019. In November 2024, we announced new clinical data from a cohort of heavily pretreated patients with LBCL whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, We have decided to focus our research and development activities on autoimmune disease and plan for no further investment in the clinical development of NKX019 for the treatment of B-cell malignancies.

Due to the commercial availability of multiple therapeutic agents that target CD19, as well as others that are in various stages of development, we have previously had significant difficulty, and may continue to have significant difficulty, enrolling patients. If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX101, our deprioritized clinical-stage product candidate, is also subject to the risks inherent in drug development. NKX101 has been studied in a Phase 1 clinical trial for the treatment of blood cancers including r/r AML or MDS. Following an interim evaluation of the clinical response data, we decided to deprioritize the clinical development of NKX101. Further enrollment in the trial has been closed. We do not plan to pursue any further development of NKX101 without first evaluating our options for the trial design, dosing regimen, and manufacturing process for the program. We cannot guarantee that we will pursue any further development of NKX101 in the near future or at all. Even if we do decide in the future to further develop NKX101 for the treatment of r/r AML or MDS, we may not be successful in doing so. If clinical development of NKX101 is restarted in the future and the Phase 1 or clinical trials of NKX101 for the treatment of AML or MDS encounter concerning safety signals, efficacy concerns, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX101 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Furthermore, because NKX019 and NKX101 are our most advanced product candidates, and because our other product candidates are based on similar technology, if our current clinical trials of NKX019 or any future clinical trials of NKX019 or NKX101 experience any of the foregoing issues, our development plans for our other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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
•
the proximity of patients to clinical sites;
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
•
the risk that enrolled patients will drop out or die before completion of the trial;

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

We need to compete with many ongoing clinical trials and approved therapies to recruit patients into our clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, due to the commercial availability of multiple therapeutic agents that target CD19 for the treatment of cancer, as well as others that are in various stages of development, we have had significant difficulty in our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies and may continue to have significant difficulty in our current or future NKX019 clinical trials for certain indications, enrolling patients who have not previously been exposed to a CD19-directed cellular therapy. Additionally, for our ongoing NKX019 clinical trial for the treatment of LN, our planned NKX019 clinical trial for the treatment of additional autoimmune indications, and any future NKX019 clinical trials of ours for the treatment of other autoimmune diseases, the number of qualified clinical investigators is limited, so we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial site. A number of cell therapy companies have announced initiation of plans for clinical trials for the treatment of LN and/or other autoimmune diseases, which has resulted in and/or may increase competition in the future for investigators and/or patients for our NKX019 clinical trial for the treatment of LN, our planned NKX019 clinical trial for the treatment of additional autoimmune indications, and any other NKX019 clinical trials that we may initiate in the future for the treatment of other autoimmune diseases. Furthermore, we intend to use Cy as the LD prior to treatment with NKX019 in our NKX019 clinical trial for the treatment of LN and our planned NKX019 clinical trial for the treatment of additional autoimmune indications. If this is ineffective or we decide to change the protocol to use a combination of Flu and Cy, as the LD, physicians may choose to refer patients to other clinical trials conducted by one of our competitors. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. For example, the preliminary results from the three dose expansion cohorts we announced opening in December 2022 as part of our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies did not meet expectations. In November 2024, we announced new clinical data from a cohort with a new, condensed dosing schedule. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, we have decided to refocus our research and development activities on autoimmune disease and deprioritized further development of NKX019 for the treatment of B-cell malignancies. Also, an interim evaluation of the data from the most recent dose-expansion cohort of our NKX101 Phase 1 clinical trial indicated that the aggregate clinical response rate for the 20 patients in the cohort was meaningfully lower than it had been for the first six patients in the cohort. As a result, we have now deprioritized further development of NKX101.

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

If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.*

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to each of our product candidates currently in development and will face competition with respect to other product candidates that we may seek to develop or commercialize in the future. For example, the autologous cell therapies tisagenlecleucel, axicabtagene ciloleucel, brexucabtagene autoleucel, and lisocabtagene maraleucel, which have been commercially approved, are direct competitors to our product candidate NKX019. A large number of cell therapy companies with capabilities and expertise in oncology are advancing development programs in autoimmune diseases. In addition, other competitors, including biopharmaceutical companies, have clinical-stage or earlier stage cell therapy product candidates for autoimmune diseases and/or hematologic malignancies. Other biopharmaceutical companies are developing bispecific T-cell engagers, NK-cell engagers and monoclonal antibodies, which are also direct competitors to NKX019 for autoimmune diseases and hematologic malignancies. Numerous academic institutions are also conducting preclinical and clinical research in these areas, as well as with other white blood cell types including NKT cells, regulatory T cells and gamma-delta T cells. It is also possible that new competitors, including those developing similar product candidates or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

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

In May 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing up to two allogeneic, gene-edited NK-cell therapies and one allogeneic, gene-edited NK+T-cell therapy for use in the treatment of autoimmune disease, oncology, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first product candidate being developed in partnership with CRISPR is NKX070, and together with CRISPR, we may advance NKX070 for the treatment of solid tumors and blood cancers. The second product candidate being developed in partnership with CRISPR is NK+T. In May 2022, we amended the CRISPR Agreement to revise the transfer of materials and nomination provisions. On March 8, 2023, the CRISPR Agreement was further amended to permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, under the CRISPR Agreement, we have received licenses from CRISPR for four CRISPR-Cas9 gene editing targets and will receive a license from CRISPR for up to one more CRISPR-Cas9 gene editing target that can be engineered into an unlimited number of its own NK-cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK-cell program.

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

Results of any patient who receives NKX019 or any of our other product candidates in an investigator-sponsored trial (“IST”) should not be viewed as representative of how the product candidate will perform in our clinical trials, may not be able to be used to establish safety or efficacy for regulatory approval, and may negatively impact our ability to develop and commercialize the product candidate depending on the results.*

In some instances, our product candidates may be evaluated in ISTs conducted by certain clinical investigators who are our collaborators. In addition to supplying product candidate for such trials, we may also provide financial support. In July 2024, we announced that researchers at Columbia University Irving Medical Center (“CUIMC”) initiated an IST of NKX019 in patients with SLE, and in November 2024, we announced that the first patient had been dosed in the IST. Although ISTs may provide valuable insights, they also pose regulatory and operational challenges that could impact our ability to bring our product candidates to market. We have limited or no control over the design, administration, and timing of the ISTs and will have no control over the submission or approval of any IND or foreign equivalent required to conduct these trials. We rely on the investigators and physicians to ensure their compliance with clinical and regulatory requirements when using our product candidates for these trials. Their failure to comply could expose us to liability. The ISTs could, depending on the actions of the investigators and other third parties involved in the ISTs, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of any of these ISTs are inconsistent with, or different from, the results of our current or future company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of our company-sponsored trials or subject such results to greater scrutiny than it otherwise would. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates. In addition, while ISTs could be useful to inform our own clinical development efforts or provide other valuable insights, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates. Moreover, the patient population in such trials is at risk for serious adverse events. If these events are attributed to our product candidates, it could negatively impact their safety profile, leading to delays or failure in obtaining regulatory approval or successfully commercializing our drug candidates. Additionally, our supply capabilities may limit patient enrollment in these trials. We may need to restructure or pause supply to enroll sufficient patients in our company sponsored trials, potentially leading to adverse publicity or other disruptions.

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of autoimmune disease, and we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We cannot predict the potential future impacts of the emergence of another pandemic, epidemic, or outbreak of infectious disease on us, our research partners, including CRISPR, and other third parties with whom we conduct business. We may experience disruptions as a result of a pandemic, epidemic, or outbreak of infectious disease that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX019 clinical trial for LN and planned NKX019 clinical trial for scleroderma, myositis, and AAV;
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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2024, we had 159 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact the reduction in force may have on potential employees’ perception of our company and culture. Our need to effectively execute our growth strategy requires that we:

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of September 30, 2024, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States across our platform, NKX019, NKX101 and NKX070 patent families. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM are estimated to expire in Q4 2024. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019, NKX101 and NKX070 product candidates. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.*

Our initial clinical trials have been evaluating NKX019 and NKX101 in relapsed/refractory patients who have been previously treated with other anti-cancer therapies. We are enrolling patients in a clinical trial to evaluate NKX019 in patients with refractory LN. We do not know at this time whether either NKX019 or NKX101 or any of our product candidates will be safe for use in humans or whether they will demonstrate any autoimmune or anti-cancer activity. If the activity is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of November 4, 2024, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 56% of our common stock (based on 70,568,754 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of November 4, 2024, we had 73,568,785 shares of common stock outstanding (including pre-funded warrants).

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Employment Offer between Nkarta, Inc. and Nadir Mahmood.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

#Indicates management contract or compensatory plan.

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

Nkarta, Inc.

Date: November 7, 2024	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Alyssa Levin
Alyssa Levin
Chief Financial and Business Officer
(Principal Financial Officer and Principal Accounting Officer)