Form 10-K
period 2024-12-31
Nkarta, Inc.
filed 2025-03-26
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2024 as reported by The Nasdaq Stock Market on such date was approximately $270.6 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 21, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 70,957,554.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•
Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune diseases are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against B-cell mediated autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune diseases.
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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies. Our company was founded on the belief that engineered NK cell therapies can transform the lives of patients by offering therapies that are clinically meaningful, broadly accessible and unencumbered by the safety concerns often associated with other cell therapy approaches. Our lead pipeline program is NKX019, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD19 antigen for the treatment of patients with autoimmune diseases. Our CAR NK platform enables an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. We have developed proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK-cell recognition of target antigens, enhance NK-cell fitness, and freeze, store, and thaw our engineered NK cells for off-the-shelf administration. NKX019 is allogeneic, which means it is produced using cells from a different person than the patient(s) being treated, and it is produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and other diseases, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

NKX019 is currently being studied in an ongoing Phase 1 clinical trial for lupus nephritis ("LN") and a Phase 1 clinical trial for systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). NKX019 is also being studied in an investigator-sponsored trial ("IST") at Columbia University Irving Medical Center for systemic lupus erythematosus ("SLE") and an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center in myasthenia gravis ("MG"). NKX019 was initially studied in a Phase 1 clinical trial for certain B-cell malignancies, along with NKX101, a CAR NK product candidate targeting cells that display NKG2D ligands, which was studied in a Phase 1 clinical trial for certain hematologic malignancies. Both oncology studies closed patient enrollment in 2023 and have been deprioritized to direct primary resources to the development of our lead pipeline program, NKX019, for the treatment of autoimmune diseases.

Our modular engineering platform builds on the distinctive biology of NK cells and their role in eradicating aberrant and pathologically transformed cells. Our process starts with mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves inducing the expression of a chimeric antigen receptor ("CAR") on the surface of an NK cell to enable the cell to recognize specific proteins or antigens that are present on the surface of target cells. Our engineered CAR NK cells consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)-15 ("mbIL-15").

NKX019

Our NKX019 autoimmune program is based on the potential to eliminate the pathologic B cells that produce autoantibodies believed to underpin multiple autoimmune diseases via CD19 targeting. These autoantibodies, the immunologic hallmark of many autoimmune diseases, inappropriately recognize antigens expressed in healthy cells, causing various clinical syndromes from the resultant damage to normal tissues. Abnormal B cells are also the cause of multiple hematologic malignancies, including B-cell lymphoma. Approved CD19-directed cell therapies can eliminate these cancerous B cells, resulting in the possibility of durable complete responses in patients that are refractory to other therapies. Targeted depletion of cells from the B-cell lineage as a therapeutic mechanism is common to both autoimmune diseases and B-cell malignancies. This observation, in addition to recent reported studies of patients with autoimmune diseases who had considerable clinical benefit following treatment with CD19-directed cell therapies, support our belief that NKX019 has the potential to be a disease-modifying therapy for autoimmune diseases. In November 2024, we announced the first patient was dosed in our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for LN and the first patient was dosed in the IST of NKX019 for SLE at Columbia University Irving Medical Center. In December 2024, we announced the opening to enrollment of our Ntrust-2 clinical trial ("Ntrust-2"), a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for scleroderma, myositis, and AAV and the clearance of an Investigational New Drug ("IND") application for an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center to evaluate NKX019 in patients with MG.

The therapeutic benefit of targeting CD19-positive B cells in patients with SLE has been reported in a recent academic study published in Nature Medicine in September 2022 (Mackensen et al. (2022) Nat. Med. 28:2124-2132). Five patients with severe refractory SLE with LN received an autologous CD19 CAR T-cell therapy following lymphodepleting conditioning ("LD") with fludarabine ("Flu") and cyclophosphamide ("Cy"). All patients showed significant clinical improvement in symptoms, including drug-free remissions after approximately three months. The CAR T cells expanded in all patients, with peak levels occurring around day 9, followed by a rapid decline. There was no high-grade cytokine release syndrome ("CRS"), no neurotoxicity, and no substantial elevation of serum IL-6 levels. Depletion of circulating B cells was rapid yet transient, with B cell numbers returning to normal within two to four months. This transience of depletion contrasts sharply with the CD19 CAR T-cell experience in B-cell malignancies, where B-cell suppression typically exceeds 18 months. Despite the limited persistence of CAR T cells and short-term B-cell suppression, all patients had seroconversion of anti-double-stranded DNA antibodies and ongoing disease control, even after B-cell recovery. A subsequent publication expanded this dataset to eight patients with SLE, all of whom had seroconversion and disease remission (Müller et al. (2024) N Engl J Med 390: 687-700). Median follow up in the group was 15 months with some patients having up to 29 months of remission.

As we pursue our goal of developing innovative and broadly accessible cell therapies, manufacturing capabilities and technology are a significant focus of our efforts. We have been manufacturing clinical supply at one of our two good manufacturing practice ("cGMP") facilities located in South San Francisco, California, and intend to use our second facility in South San Francisco for additional clinical supply, supply of NKX019 or future product candidates for future pivotal clinical trials, and potential commercial supply of our product candidates.

Our Strategy

We are developing novel engineered, allogeneic, off-the-shelf cell therapies to improve the lives of people living with autoimmune diseases. Key elements of our strategy to achieve this include:

CAR NK platform enlists natural, healthy human donor NK cells for optimal product candidates.

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

Prioritize development of NKX019 for B-cell mediated autoimmune diseases.

NKX019 is designed to target CD19, which is expressed through certain stages of B-cell development. When aberrantly activated, B cells can produce autoantibodies that inappropriately recognize cell surface antigens on normal cells. These antibodies and resultant immune complexes can damage normal tissues and lead to autoimmune diseases, such as LN. Due to the broad expression of CD19 on B cells, the targeting and depletion of CD19-positive B cells has been proposed as a mechanism by which long-term drug-free remissions may be achieved in B-cell mediated autoimmune diseases.

Autologous CAR T cell therapies have transformed the treatment landscape for certain blood cancers by targeting cancerous B cells via CD19. This approach also kills normal B cells in large numbers via an on-target, off-tumor effect. In those patients who respond to CD19-directed CAR T cell therapy, normal B cells are also depleted beyond detection in the blood. Recent academic studies have applied this approach of B-cell depletion to the treatment of patients with B-cell mediated autoimmune diseases. In one published report, five patients with highly refractory LN had remarkable improvements in clinical symptoms and normalization of autoantibodies following a course of treatment with CD19 CAR T cells. Because the targeting of CD19 has demonstrated clinical activity with CAR T and CAR NK cell therapies, we believe that NKX019 presents an opportunity to treat a variety of autoimmune diseases while addressing the limitations of CAR T cell therapies.

We are evaluating NKX019 in clinical trials for the treatment of LN, scleroderma, myositis, and AAV. We have shown that NKX019 is highly active in vitro against B cells from patients with B-cell mediated autoimmune diseases and continue to evaluate additional potential autoimmune indications for potential clinical investigation.

Continue to progress our proprietary manufacturing capabilities to enable speed, control, flexibility, scalability, and cost efficiency.

We believe that internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. We currently manufacture our clinical drug supply at one of our two cGMP facilities in South San Francisco, California. Our second facility is designed to manufacture additional clinical supply, including for pivotal clinical trials, and potential commercial supply of NKX019 or future product candidates. We believe our current facilities will supply our anticipated non-pivotal and pivotal clinical trial needs, as well as our potential commercial launch needs

Continue to advance our CAR NK platform.

Our proprietary NK cell engineering platform is based on a modular and generalizable approach that we believe enables us to generate next generation and new product candidates in a rapid and cost-efficient manner. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and mbIL-15. We believe that the modular nature of our platform and the proprietary technologies we use for the multiplex engineering of NK cells are advantages that can support the generation of new INDs for product candidates with enhanced properties. With these attributes, we plan to continue assessing opportunities to develop additional product candidates focused on novel targets as well as clinically and commercially validated targets.

Continue to evaluate enabling, adjacent or potentially competing technologies, and, where advantageous, seek licenses or collaborations regarding those technologies, to advance our platform.

We have been engaged in discovery and preclinical stage activities directed at expanding our pipeline of product candidates. As part of our collaboration with CRISPR Therapeutics AG ("CRISPR"), we began development of an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") for the treatment of solid and liquid tumors, and conducted discovery efforts for an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T") to take advantage of both the innate and adaptive immune systems. This NK+T program was designed to harness multiple aspects of human immunology to treat a variety of cancers. Additionally, our agreement with CRISPR includes licenses for five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK-cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK-cell program. As part of our prioritization of the development of NKX019 in B-cell mediated autoimmune diseases, we have deprioritized both the NKX070 and NK+T programs; however, we may continue these programs again in the future.

We will continue to evaluate technologies and collaboration opportunities that may enable or enhance our various product candidates, and we will maintain awareness of those that may provide a broader cell therapy engineering or manufacturing platform for us. To facilitate the advancement of our engineering and manufacturing platforms, we routinely engage in partnering and licensing discussions with a range of biotechnology or pharmaceutical companies and academic institutions.

The Immune System and Autoimmune Diseases

The normal role of the immune system is to defend the body’s own tissues against harmful pathogens. However, in autoimmune diseases, the immune system targets the body’s own cells and tissues. This occurs due to the loss of immune tolerance, a mechanism that prevents the immune system from reacting against the body’s own tissues and self-antigens. When immune tolerance is lost, activation of autoreactive immune cells including T and B cells occurs, resulting in T and B cells being unable to recognize the body as “self”. The leads to the body’s own T cells directly attacking target self-antigens and causes B cells to produce autoantibodies that lead to inflammation and tissue damage.

The enhancement and engineering of immune effector cells to selectively target and kill pathologic cells has had a profound impact on the treatment of hematologic malignancies. This approach is now being investigated for its potential to “reset” the immune system in the context of autoimmune diseases. Several autoimmune diseases are associated with the production of autoantibodies that act against healthy cells and tissue. The use of immune effector cells to target the source of these autoantibodies is being explored as a potential disease modifying therapy for autoimmune diseases.

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

The FDA has approved six CAR-based T-cell therapies for the treatment of certain types of cancer affecting B cells, and several CAR-based T-cell therapies are in clinical development for B-cell mediated autoimmune diseases. Each of these approved therapies is an autologous therapy, or derived from a patient’s own cells, which necessitates a complex, individualized manufacturing process for every patient treated. The approvals of these patient-specific cell therapies were a landmark event for many reasons, including the ability to treat and provide long-term remission for otherwise deadly disease; achieving the run-to-run product consistency required by the FDA despite the complex manufacturing required; and achieving successful reimbursement in the United States and other countries of several hundred thousand dollars per treatment. To date, there are no approved cell therapies to treat autoimmune diseases driven by autoantibody-producing B cells.

Limitations of Current CAR T Therapies

Despite advances made with CAR T therapies, including approvals in cancer, the accessibility of these cell therapies remains limited and may impact their potential to treat autoimmune diseases. Only a minority of eligible patients who might benefit from currently approved cell therapies are able to receive them. These therapies have certain features that are believed to limit their accessibility and broader adoption. These features include:

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

The Opportunity for Engineered NK Cells in Treating Autoimmune Diseases

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
•
B cell susceptibility. Pathogenic B cells that secret autoantibody may be more susceptible to NK-mediated killing than cancer cells. Malignant B cells have multiple pathways for evading killing, including antigen escape via downregulation or loss of CD19 expression and growth in a tumor cluster which offers a relatively immunosuppressive and inaccessible tumor microenvironment, none of which is expected in non-malignant B cells, although NKX019 can target cells expressing low levels of CD19. Further, the cell burden of target cells is generally much lower at the time of treatment in autoimmune diseases than in B-cell malignancies, thereby increasing the expected effector to target ratio of NKX019 in contrast to the antigen-dependent activation and expansion required by CD19-directed CAR T therapies.
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
•
Disease-tailored LD. Adoptive cell therapy typically requires LD, which is preparative chemotherapy often with Cy and Flu, to provide an optimal cytokine milieu and suppress the host immune response. However, the pharmacokinetics of NK cells and T cells differ, enabling alternative LD approaches to address these differences. Specifically, the early peak exposure and mbIL-15 engineering of NKX019 allow evaluation of single agent LD with Cy. A Flu-sparing LD regimen would eliminate potential toxicities of this agent, including cytopenias and MDS. Further, Cy is already used by specialist providers for various autoimmune conditions and may provide an opportunity for expanding this potentially disease-modifying to multiple other areas of high unmet need beyond SLE.
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

Our NK Cell Engineering Platform

Our cell engineering platform is designed to operationalize the full therapeutic potential of NK cells and address the limitations and challenges of current technologies for engineering T cells and NK cells. The platform is a result of our internal expertise and deep understanding of NK cell biology. It includes proprietary technologies for NK cell expansion, persistence, targeting, genome editing, and cryopreservation. This enables us to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of tumor targets, improve the persistence of these cells for sustained activity in the body, and freeze, transport and store our engineered NK cells for off-the-shelf use for the treatment of autoimmune diseases.

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

Below are the five core technologies that comprise our proprietary platform. Each of these technologies is part of an integrated approach to develop potent, scalable, and consistent NK cell products:

Expansion. The first pillar of our technology platform enables NK cell expansion without causing cell exhaustion. Our proprietary, engineered K562 stimulatory cells ("NKSTIM cells") have been engineered with mbIL-15 as well as a protein named 4-1BB ligand ("4-1BBL"). IL-15 is a naturally occurring growth protein that induces cell proliferation in NK cells. 4-1BBL binds to 4-1BB, a receptor normally found on NK cells that stimulates NK cell division and expansion. Therefore, NKSTIM cells are selectively able to stimulate the expansion of NK cells as compared to other leukocytes, and thereby provide large numbers of NK cells. Based on our current process and early cGMP manufacturing experience, we believe that we can produce hundreds of doses from a single manufacturing run.

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

In vivo Persistence of Engineered NK cells Expressing mbIL-15

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

Immune Evasion. Through a combination of ectopic expression and genome editing, we have identified a number of strategies that could enable NK cells to resist allogeneic suppression.

Cryopreservation. The fifth constituent of our technology platform is cryopreservation of our engineered NK cells, the ability to freeze and store these cells for an extended time. The development of robust cryopreservation techniques is a result of our insight into the biology of engineered NK cells as well as extensive experimental optimization. Based on our preclinical data, we are able to freeze and subsequently thaw individual doses of engineered NK cells without significant loss of cancer cell killing potency of our engineered NK cells. Cryopreservation of our allogeneic CAR NK cells will enable their off-the-shelf use in medical centers around the world, for administration to a patient at any time. Therefore, we believe that our cryopreservation of CAR NK cells will enable us to achieve the attractive commercial profile of an off-the-shelf, allogeneic cell therapy.

We believe that these key elements of our technology platform have the potential to grant us a key competitive advantage if our product candidates are approved.

Our Pipeline

Our current pipeline for our lead program is shown below.

NKX019

Our product candidate NKX019 consists of allogeneic, donor-derived and expanded NK cells that have been genetically engineered to express mbIL-15 along with a CAR containing a CD19 binder, an OX40 costimulatory domain and a CD3ζ(zeta) signaling moiety for enhanced cell targeting and greater persistence and activity. CD19 is expressed on B cells through various stages of development, including on plasmablasts, which are associated with autoantibody production. NKX019 is active against B cells, supported by our clinical data from patients in our clinical protocols, as well as in vitro studies using cell collected from patients with various autoimmune diseases.

Schematic of NKX019

CD19 binder
OX40
CD3ζ
CAR
mbIL-15
NKX019

Ntrust-1 Clinical Trial for Lupus Nephritis

In October 2023, we announced the clearance of an IND application by the FDA to evaluate NKX019 for the treatment of LN, and in June 2024, we announced the initiation of Ntrust-1, our multi-center, open-label, Phase 1 clinical trial to assess the safety and clinical activity of NKX019 in patients with refractory LN. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. Patients receive a three-dose cycle of NKX019 at 1 billion or 1.5 billion cells per dose on Days 0, 3, and 7 following LD with single agent cyclophosphamide, an agent with an established safety profile in SLE and LN. The study is designed to initially enroll up to 12 patients, and in December 2024, we announced the first patient had been dosed. The dosing schema for the clinical trial is shown in the graphic below.

Ntrust-2 Clinical Trial for Additional Autoimmune Diseases

In June 2024, we announced the clearance of an IND application by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV, and in December 2024, we announced the opening of enrollment of Ntrust-2. Ntrust-2 will enroll patients with scleroderma, myositis, and AAV into parallel cohorts, and NKX019 will be dosed on Days 0, 3, and 7. The study is designed to initially enroll up to 12 patients. The dosing schema for the clinical trial is shown in the graphic below.

Investigator Sponsored Trials for Autoimmune Diseases

In July 2024, we announced that researchers at Columbia University Irving Medical Center initiated an IST of NKX019 in patients with SLE, and in November 2024, we announced that their first patient had been dosed. This single-center, single-arm, open-label Phase 1 IST is designed to enroll up to six patients with SLE, regardless of renal involvement, and will evaluate safety and clinical outcomes in a potentially different population than Ntrust-1. Translational and biomarker studies, including autoantibodies, cytokine profiles and pharmacokinetics are also planned. Patients receive NKX019 on Days 0, 3 and 7 following LD with single-agent cyclophosphamide.

In December 2024, we announced the IND clearance of an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center to evaluate NKX019 in patients with MG. The single-arm, open-label Phase 1 IST is designed to enroll patients with MG and will evaluate safety and clinical outcomes. Translational and biomarker studies, including autoantibodies, cytokine profiles and pharmacokinetics are also planned. Patients will receive NKX019 on Days 0, 3 and 7 following LD with single-agent cyclophosphamide.

CAR NK Platform and Other Programs

We have prioritized the development of NKX019 for B-cell mediated autoimmune diseases. We plan to continue assessing opportunities for further expansion of NKX019 into additional indications with supportive data for our mechanism. While the further development of our oncology programs has been deprioritized, we continue to monitor enrolled patients.

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

The source material for production of our off-the-shelf NK cell therapy product candidates is NK cells collected from healthy donors by leukapheresis, the selective collection of white blood cells from plasma. We then isolate the NK cells from the other cells in the leukapheresis product. Next, we selectively activate the NK cells by co-culture with NKSTIM cells. After initial expansion, we engineer the expanded NK cells using a gamma-retrovirus to express mbIL-15 and the CAR. We further expand the NK cells, followed by harvesting and cryopreservation to form the final cell product. For off-the-shelf administration, clinical sites will thaw the CAR NK product candidate for administration to patients at the clinical site.

We believe that establishing our own internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for clinical and commercial supply of our product candidates. We have a 2,700-square foot clinical cGMP facility at our original corporate location in South San Francisco, California, which we have used to produce clinical supply. We have a second facility in South San Francisco to support research and development and future manufacturing of Nkarta’s cell therapy products and product candidates, including potential needs for pivotal clinical trials and commercial launch. In addition to housing a 12,500-square foot cGMP facility, the second site also serves as our headquarters with office space and research facilities. We currently manufacture clinical supply of NKSTIM cells and the gamma-retrovirus at third-party contract manufacturing sites. We may manufacture NKSTIM cells in house in the future.

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

Patents, Trademarks and Proprietary Technology

We protect our intellectual property rights and proprietary technology with a combination of patent rights that we own or license in certain fields of use, trademark rights, confidentiality procedures and contractual provisions. We seek not only to protect our intellectual property rights and proprietary technology in select key global markets, but also to supplement our intellectual property portfolio with new filings and applications to enhance such protection and support commercialization of current and future product candidates. To that end, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. Our patent portfolio consists of a combination of issued patents and pending patent applications licensed from third parties, jointly owned by us with third parties, and owned solely by us. For example, some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from the National University of Singapore ("NUS"), St. Jude Children’s Research Hospital, Inc., or both (collectively, "Licensors"). As of December 31, 2024, our patent portfolio includes at least 45 issued utility patents and at least 190 pending utility patent applications, which are solely owned by us, jointly owned with others, or licensed to us. Our portfolio includes patents and patent applications that relate to NKX019, our NK cell engineering platform (e.g., NK cell expansion and/or persistence), potential future pipeline product candidates, and alternative technologies.

At least 20 of the issued utility patents and at least 55 of the pending utility patent applications in our portfolio are related to our NKX019 product candidate, and include composition-of-matter, manufacturing process, and method-of-use claims (e.g., targeting CD19-expressing cells, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are solely owned by us or licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the Patent Cooperation Treaty ("PCT"), and other jurisdictions outside the United States. Of these pending patent applications, at least 50 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2040, and the estimated expiration dates of the pending utility patent applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, are between approximately 2024 and 2045, with estimated expiration dates subject to any patent term adjustments or extensions. Among these issued utility patents and pending utility patent applications, we have two issued US patents and one pending US patent application with composition-of-matter claims directed to our NKX019 product candidate, all of which are solely owned by us and are estimated to expire in 2040, subject to any patent term adjustments or extensions.

At least 15 of the issued utility patents and at least 15 of the pending utility patent applications in our portfolio are related to our NK cell engineering platform, and include manufacturing process, method-of-use and composition-of-matter claims relating to NK cell expansion and/or NK cell persistence. These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, and other jurisdictions outside the United States. Of these pending patent applications, at least 10 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2035, and the estimated expiration dates of the pending utility patent applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, are between approximately 2024 and 2045, with estimated expiration dates subject to any patent term adjustments or extensions. Composition-of-matter claims relating to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent term adjustments or extensions.

In August 2016, we entered into a license agreement with the Licensors. Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under specified patents and patent applications related to NK cell technology in the field of therapeutics. Payments to the Licensors pursuant to the license agreement include single-digit royalty payments on commercial sales, a portion of any sublicensing revenue, patent expenses, license maintenance fees and milestone payments upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of our product candidates, in an aggregate amount of up to 5 million Singapore Dollars ("SGD"). The License Agreement also includes certain performance objectives which obligate us to meet various milestones related to the clinical development and commercialization of our product candidates over time for up to 120 months after the effective date of the License Agreement. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039, subject to any patent term adjustments or extensions. We may terminate the license agreement at will upon 90 days’ prior written notice to the Licensors. The Licensors may terminate the license agreement for certain conditions such as uncured material breach by us, the cession of our business, or our insolvency, liquidation, or receivership.

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

We also protect our brand through trademark rights. As of December 31, 2024, we are the listed owner of the U.S. registered trademark, NKARTA, and 15 related foreign registered trademarks. In addition, we have pending U.S. trademark applications for NKSTIM and NTRUST. In order to supplement the protection of our brand, we also have registered internet domain names.

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

The testing and approval process typically requires many years and substantial effort and financial resources, and the receipt and timing of any approval is uncertain. The actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease, along with events outside our control, such as reductions in the FDA’s budget, employees and operations. For example, the FDA has, at times, taken longer than its usual 30-day window to complete its review of certain first-of kind INDs. In addition, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unreasonable and significant health risk.

Preclinical and Human Clinical Trials in Support of a BLA

Preclinical studies generally include laboratory evaluations of product chemistry, formulation, and toxicity, as well as animal studies to assess the potential safety and bioactivity of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, among other things, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will typically become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. If outstanding concerns cannot be resolved, the FDA will place the clinical trial, or a portion of it, on clinical hold. The FDA may also initiate a full or partial clinical hold after the 30 days if, for example, significant public health risks arise during the trial, if FDA believes the study is not being conducted in accordance with FDA regulations, or if results from additional preclinical studies are required by the FDA to evaluate the potential risk and benefit to patients for such a trial. Clinical holds may be temporary or permanent.

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

Phase 4 (post-approval). Phase 4 clinical trials may be conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations, or when otherwise requested by the FDA (post-approval commitments) or required by the FDA (post-approval requirements). Failure to promptly conduct any required Phase 4 clinical trials could result in enforcement action or withdrawal of approval.

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

Submission and Review of a BLA

The results of preclinical studies and clinical trials, together with detailed information on the product’s manufacture, composition, quality, controls and proposed labeling, among other things, are submitted to the FDA in the form of a BLA, requesting approval to market the product. The cost of preparing and submitting a BLA is substantial and requires payment of a significant user fee to the FDA. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. The FDA has substantial discretion in the approval process and may refuse to accept an application or decide that the data are insufficient for approval and require additional preclinical, clinical or other studies.

Once a BLA has been accepted for filing, the FDA sets a user fee goal date that informs the applicant of the specific date by which the FDA intends to complete its review, which is typically ten months from the date that the FDA accepts the BLA for filing for standard review BLAs. Applications classified as Priority Review are reviewed within six months of the date the FDA accepts the BLA for filing. A BLA can be classified for Priority Review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process can be extended by FDA requests for additional information or clarification. The FDA reviews BLAs to determine, among other things, whether the proposed product is safe and effective for its intended use, whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity, and whether the sponsor and clinical trial sites comply with GCP. The FDA may also refer applications for novel biologic products, or biologic products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians and other experts—for review, evaluation, and a recommendation as to whether the BLA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations.

The FDA will provide a preliminary determination as to whether a REMS is necessary to assure the safe use of the product prior to the BLA, but a final decision will be made during the approval process. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS, and the FDA will not approve the application without an approved REMS, if required. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use, such as special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. A REMS can substantially increase the costs of obtaining approval. The FDA could also require a special warning, known as a boxed warning, to be included in the product labeling in order to highlight a particular safety risk. The FDA may require substantial post-marketing testing and surveillance to monitor safety or efficacy of a product.

On the basis of the FDA’s evaluation of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA will issue either an approval of the BLA or a Complete Response Letter, detailing the deficiencies in the submission and the additional testing or information required for reconsideration of the application. The FDA typically reviews resubmissions within two or six months, depending on the type of information included. Even with submission of this additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing and distribution of the biologic with specific prescribing information for specific indications.

Once granted, product approvals may need be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved BLA, including changes in indications, product labeling, manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA follows the same procedures, including timelines, and actions in reviewing BLA supplements as it does in reviewing BLAs.

Expedited Approval Programs

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clintrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. The U.S. National Institutes of Health’s ("NIH") Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors, which can give rise to civil monetary penalties and also prevent the non-compliant party from received future grant funds from the federal government.

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

Post-Approval Requirements or Commitments

Approved drugs and biologics that are manufactured or distributed in the United States pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, adverse event reporting, product sampling and distribution, advertising and promotion including standards and regulations for direct-to-consumer advertising, off label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. The FDA may also impose a number of post-approval requirements or commitments as a condition of approval of a BLA.

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

Once an approval is granted, the FDA may issue enforcement letters or product approvals may need to be withdrawn if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market, which could delay product distribution. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program.

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

U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. The focus on cost containment measures, particularly in the United States, has increased and we expect will continue to increase the pressure on pharmaceutical pricing. For example, the U.S. and state legislatures have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA") contains provisions that may reduce the profitability of products, including, for example, increased rebates for products sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The Centers for Medicare and Medicaid Services ("CMS") may develop new payment and delivery models, such as bundled payment models. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for our products. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the new Presidential administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures.

European Union Coverage Reimbursement and Pricing

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular drug candidate to currently available therapies in order to obtain reimbursement or pricing approval.

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
•
State health information privacy and data breach notification laws, such as the California Consumer Privacy Act and the California Privacy Rights Act, which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts; and
•
State unfair and deceptive trade practices statutes, pursuant to which significant statutory fines and penalties can be imposed against pharmaceutical companies alleged to have engaged in consumer fraud.

Recent healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the ACA amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes to clarify that liability under these statutes does not require a person or entity to have actual knowledge of the statutes or a specific intent to violate them. Moreover, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Government regulators have been very active in the last several years in revising existing regulations and promulgating new regulations, as well as bringing enforcement actions based on these regulations, however it is unclear how and to what extent any challenges and/or reform measures by the new Presidential administration will impact the ACA and our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

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

Since its enactment, there have been legislative, judicial, and executive challenges to certain aspects of the ACA, including efforts to repeal or replace all or part of the ACA. Although such attempts to reform the U.S. healthcare system have not significantly impacted our business to date, challenges to the ACA are ongoing and it is unclear how other efforts, if any, to challenge, repeal or replace the ACA, and other healthcare reform measures, will impact our business.

Other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

There have also been a number of proposals in the United States, at both the federal and state level, to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. For example, certain states, including California, have implemented state-level cost containment strategies, which could adversely impact adoption of higher-cost medicines that are new to the market. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, in August 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law which introduced substantial changes to drug pricing, reimbursement and access support in the United States, including enabling the CMS to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D. The IRA also imposes additional rebates for certain Medicare Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. At the state level, individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We cannot predict what initiatives may be adopted in the future. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the new Presidential administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. Further federal, state, and regional developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. These changes may adversely impact the prices we or our future collaborators may charge for our products candidates, if commercialized.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern the use, handling and disposal of various biologic, chemical and radioactive substances used in, and wastes generated by, operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. Equivalent laws have been adopted in foreign countries that impose similar obligations. We may also be subject to climate-related disclosure obligations, either at the federal or state level, including, for example, bills enacted in California in October 2023 which require corporations doing business in California to annually report their greenhouse gas emissions and disclose climate-related financial risks and risk mitigation strategies.

We are also subject to the Foreign Corrupt Practices Act (the "FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. These anti-corruption laws prohibit any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. This could become relevant in the conduct of international clinical trials where the sites for such trials may be a government-owned hospital. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight and debarment from government contracts.

Competition

The biopharmaceutical industry in general, and the cell therapy field in particular, is characterized by rapidly advancing and changing technologies, intense competition and a strong emphasis on intellectual property. Our product candidate, NKX019, if approved, may address multiple B-cell driven autoimmune diseases, including lupus nephritis, idiopathic inflammatory myositis, systemic sclerosis, ANCA-vasculitis and others. We face substantial and increasing competition from many different sources, including large and specialty biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. Competitors may compete with us in hiring scientific and management personnel, establishing clinical study sites, recruiting patients to participate in clinical trials, and acquiring technologies complementary to, or necessary for, our programs.

A large number of biopharmaceutical companies are applying their technology and development capabilities to the field of B-cell mediated autoimmune diseases. These companies are pursuing an array of distinct therapeutic approaches that vary by modality and target. Companies developing autologous cell therapies for autoimmune diseases which compete directly with NKX019 include but are not limited to AstraZeneca, Autolus, Bioray, Bristol-Myers Squibb, Cabaletta, Cartesian, Gilead, iCell, Juventas, JW Therapeutics, Kyverna, Miltenyi, Novartis, Rui Therapeutics, and Synthekine. Companies developing allogeneic cell therapies intended to treat autoimmune diseases which compete directly with NKX019 include but are not limited to Adicet, Allogene, Artiva, Atara, Caribou, Century, CRISPR Therapeutics, Fate Therapeutics, TG Therapeutics, and Sana Biotechnology. A number of companies are seeking to harness the biology of immune cells through engagers designed to direct a patient’s own NK or T cells to eliminate B cells. Companies developing cell engagers which compete directly with NKX019 include Affimed, Amgen, Candid, Cullinan, Dragonfly Therapeutics, GlaxoSmithKline, GT Biopharma, Innate Pharma, Merck, Roche, Servier, Xencor, and Zenas. Lastly, a number of companies are developing therapeutic monoclonal antibodies that directly target surface proteins on B cells. Companies developing therapeutic monoclonal antibodies which compete directly with NKX019 include Climb Bio, GlaxoSmithKline, Roche, and Zenas.

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

Human Capital

We believe that our values – patient first, data driven, intellectually honest, transparent, diverse, inclusive, work/life balance, respectful, humble, creative, and ethical – are the foundations for our team and our behaviors for promoting creativity, innovation and productivity. As of December 31, 2024, we had 157 full-time employees, 31 of whom have Ph.D., M.D. or J.D. degrees. Of these full-time employees, 125 employees are engaged in research and development activities and 32 employees are engaged in finance, business development, human resources, operations and other general and administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good. However, in March 2025, we executed a reduction in workforce, which may negatively impact our relationship with our employees going forward.

We believe that a performance-based, inclusive work environment is critical for driving innovation and the development of new cell therapies. As part of our comprehensive approach to inclusion at Nkarta, we rely on data to identify gaps, set priorities and enable ongoing assessment of our progress against these principles. We foster an open and collaborative culture based on merit, where talented candidates are considered for opportunities based on their skills, abilities and performance.

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

We are a clinical-stage biopharmaceutical company without any products approved for commercial sale and have not generated any revenue from product sales. We are focused on developing genetically-engineered human cells as therapeutics and our technologies are new and largely unproven. Since our inception in 2015, we have invested most of our resources in developing various product candidates, building our intellectual property portfolio, developing our supply chain and in-house manufacturing capability, conducting business planning, raising capital and providing general and administrative support for these operations. Consequently, we have limited operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the rapidly evolving biotechnology industry. If we do not address these risks, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $108.8 million and $117.5 million for the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $544.2 million as of December 31, 2024. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

•
continue the clinical development of NKX019, including in new indications, or restart the clinical development of any other product candidates;
•
continue scale up and optimization of manufacturing process and prepare for commercial manufacturing;
•
advance additional product candidates to clinical trials, including any product candidates that may be advanced under the collaboration with CRISPR Therapeutics AG ("CRISPR");
•
develop our current product candidates for additional disease indications;
•
seek to discover and develop additional product candidates;
•
establish and qualify our own clinical- and commercial-scale current good manufacturing practice ("cGMP") facilities;
•
submit a biologics license application ("BLA") or marketing authorization application ("MAA") for NKX019 and/or seek marketing approvals for any of our other product candidates that successfully complete clinical trials;
•
seek regulatory approval of our product candidates in various jurisdictions for commercial sale;

•
maintain, expand and protect our intellectual property portfolio;
•
acquire or in-license other product candidates and technologies;
•
incur additional costs associated with operating as a public company;
•
develop or secure marketing, sales and distribution capabilities, either internally or with third parties, to support commercialization; and
•
adjust our employee headcount to support the foregoing activities.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenues that are significant or large enough to achieve profitability.

We have never generated revenue from product sales and may never achieve or maintain profitability.

We continue to incur significant research and development and other expenses related to ongoing operations and the development of NKX019. All of our product candidates, including NKX019, require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. Neither the United States Food and Drug Administration ("FDA") nor any other regulatory authority has approved NKX019 or any other product candidates of ours, and we do not anticipate generating revenues from product sales unless and until such time as NKX019 or another of our product candidates has been approved by the FDA or another regulatory authority, if ever, and we are able to successfully market and sell a product candidate. Our ability to generate revenues from product sales depends on our, or potential future collaborators’, success in:

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

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of December 31, 2024, we had cash, cash equivalents, restricted cash, and investments of $380.5 million. Our research and development expenses was $96.8 million for the year ended December 31, 2023 and $96.7 million for the year ended December 31, 2024.

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

Attempting to secure additional financing may also divert our management from our day-to-day activities, which may impair or delay our ability to develop our product candidates. In addition, demands on our cash resources may change as a result of many factors, including those currently unknown to us including, but not limited to, delays or undesired outcomes from our cost-containment efforts, such as those related to our cap on future headcount growth, centralizing our operations to a single location, or subleasing portions of our leased corporate office space in South San Francisco, and any unforeseen costs we may incur as a result of preclinical study or clinical trial delays, and we may need to seek additional funds sooner than planned as a result. Furthermore, if, in the future, one or more banks or financial institutions enter receivership or become insolvent in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material impact on our business and financial condition. If we are unable to obtain funding on a timely basis or at all, we may be required to undertake additional cost-containment measures and/or significantly curtail or stop one or more of our research or development programs.

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. We are enrolling patients in our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1 clinical trial to evaluate NKX019, our lead CAR NK-cell product candidate, in humans with lupus nephritis ("LN"). We also plan to initiate our Ntrust-2 clinical trial (" Ntrust-2"), a multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). Although both NKX019 and another product candidate have been in Phase 1 clinical trials for certain hematologic malignancies, we have stopped enrolling new patients in those clinical trials. Although we may explore our options for implementing certain changes in those programs, we cannot guarantee that we will pursue any further development of our product candidates for the treatment of hematologic malignancies in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

Utilizing CAR NK cells represents a novel therapeutic approach, and we must overcome significant challenges in order to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on utilizing CAR NK cells as an immunotherapy for the treatment of certain diseases, initially cancers and, most recently, autoimmune diseases. To date, the FDA has not approved any cell-based therapies for commercial use for the treatment of an autoimmune diseases, and no natural killer ("NK")-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR NK-cell platform product candidates are novel, and cell-based therapies are relatively new, especially as potential treatments for autoimmune diseases, regulatory agencies may lack precedents for evaluating product candidates like our CAR NK-cell product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR NK-cell platform product candidates.

Use of CAR NK-cell therapies may not gain the acceptance of the public or the medical community, especially for the treatment of autoimmune diseases. The patients with autoimmune diseases that we are targeting with NKX019 are typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so the patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects.

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

•
delays in reaching agreement on acceptable terms with prospective clinical trial sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites and CROs, including delays due to administrative hurdles, lack of significant prior experience with cell therapy for autoimmune diseases, or competition between cell therapy companies for prospective clinical trial sites and investigators;
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
•
delays due to additional regulatory, site and clinical trial participant approvals required if a product candidate does not meet the required specifications;
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

For example, after initially studying NKX019 and a second product candidate, NKX101, in Phase 1 clinical trials for hematologic malignancies, we deprioritized development of the product candidates for the treatment of hematologic malignancies to focus our research and development activities on NKX019 for the treatment of autoimmune diseases. Following an interim evaluation of response data in our NKX101 clinical trial for the treatment of relapsed or refractory acute myeloid leukemia ("r/r AML") or higher risk myelodysplastic syndromes ("MDS"), we decided to deprioritize our NKX101 program. In November 2024, we announced clinical data from our NKX019 clinical trial in B-cell malignancies. The data came from a cohort of heavily pretreated patients with large B-cell lymphoma ("LBCL") whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for the treatment of B-cell malignancies, we have deprioritized the clinical development of NKX019 for the treatment of B-cell malignancies. We do not plan to enroll further patients in our clinical trials for hematologic malignancies, and we cannot guarantee that we will pursue any further development of NKX019 for the treatment of hematologic malignancies in the near future or at all.

Disruptions caused by or related to pandemics, epidemics, or outbreaks of infectious disease may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing preclinical studies and clinical trials, as applicable. For example, we periodically interact with health authorities such as the FDA to obtain advice, or reach consensus, on our ongoing clinical trials, product development, and manufacturing activities. If these health authorities need to prioritize efforts related to a pandemic, epidemic, or outbreak of infectious disease then we may experience delays in obtaining periodic advice which may affect our ability to move our clinical programs forward into the next phase of development.

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

We may, from time to time, such as for our Ntrust-1 clinical trial, establish partnerships in relation to our clinical trials, receiving advisory services and other support from third parties. For example, we continue to partner with Lupus Therapeutics, the clinical research affiliate of the Lupus Research Alliance, to accelerate development of NKX019 through select sites of the Lupus Clinical Investigators Network ("LuCIN"). We cannot guarantee that such collaborations will be successful and, in the event they are not, we may lose our competitive advantage and/or incur additional costs.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, passed in December 2022, the Food and Drug Omnibus Reform Act ("FDORA") requires sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. In addition, actions by the new Presidential administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees and operations, which may lead to slower responses times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

If we experience delays in the initiation, enrollment, or completion of any preclinical study or clinical trial of our product candidates, or if any preclinical studies or clinical trials of our product candidates are canceled, the commercial prospects of our product candidates may be materially adversely affected, and our ability to generate product revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, which would negatively impact our financial results, and slow down our product candidate development and approval process.

Our business is highly dependent on the clinical success of our product candidates, and on the clinical success of NKX019, in particular, and we may fail to develop NKX019 and/or our other product candidates successfully or be unable to obtain regulatory approval for them.

We cannot guarantee that NKX019 or any other product candidates, that we might develop, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX019 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. In particular, we have limited prior experience in developing treatments for autoimmune diseases and our resources and processes have historically been focused on the development of NK-cell therapies for cancer. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX019 or any of our other product candidates, especially and could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX019 is in Phase I clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN, and in June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV. Our Ntrust-1 clinical trial is our multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in humans with refractory LN, and our Ntrust-2 clinical trial is our planned multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with scleroderma, myositis, and AAV. In both the Ntrust-1 and Ntrust-2 clinical trials, Cy will be used as the lymphodepleting conditioning ("LD") prior to administration of NKX019. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, scleroderma, myositis, or AAV will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, scleroderma, myositis, AAV, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, scleroderma, myositis, AAV, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Multiple commercially available therapeutic agents that target CD19, as well as others that are in various stages of development, are now being evaluated in clinical trials for the treatment of various autoimmune diseases including in the indications in which we are developing NKX019, thereby providing significant competition for clinical trial sites, investigators, and patients. The newness of cell therapy as a potential treatment for autoimmune patients at sites has also contributed to, and may continue to contribute to, delays in the initiation of clinical trial sites and in the enrollment of patients in our NKX019 autoimmune trials. We have had significant enrollment challenges and may continue to have significant enrollment challenges in our Ntrust-1 clinical trial. We may also have enrollment challenges in our other autoimmune trials in the future.

NKX019 has also been studied in a Phase 1 clinical trial for the treatment of a variety of B-cell malignancies, which evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019. In November 2024, we announced new clinical data from a cohort of heavily pretreated patients with LBCL whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, we decided to focus our research and development activities on autoimmune disease and plan for no further investment in the clinical development of NKX019 for the treatment of B-cell malignancies.

A second product candidate, NKX101, was also formerly studied in a Phase 1 clinical trial for the treatment of certain hematological malignancies. Following an interim evaluation of the clinical response data, we deprioritized the clinical development of NKX101 and plan for no further development of NKX101 at this time.

Furthermore, because NKX019 is our most advanced product candidate, and because our other product candidates in clinical development in the future will be based on similar technology, if our current clinical trials of NKX019 or any future clinical trials of NKX019 experience any of the foregoing issues, our development plans for other product candidates in our pipeline could also be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune diseases are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against B-cell mediated autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune diseases.

Although we believe that our allogeneic CD19-targeting CAR NK-cell product candidate NKX019 may have disease-modifying potential in autoimmune diseases, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK-cell therapies, represents a novel approach for the treatment of autoimmune diseases, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune diseases. We cannot guarantee that Ntrust-1, our clinical trial for NKX019 in LN, Ntrust-2, our clinical trial for NKX019 in scleroderma, myositis, and AAV, or any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune diseases is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune diseases, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells ("PBMCs") obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B cells from our ongoing NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We plan to use Cy alone as the LD in our current, planned and future NKX019 clinical trials for the treatment of autoimmune diseases, but there is a risk that Cy alone will not be effective as LD prior to NKX019 in patients with autoimmune diseases. We cannot know with any certainty whether NKX019 will be effective against B-cell mediated autoimmune diseases, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T-cell therapies. We also face competition from a large number of cell therapy companies who are also advancing development programs in autoimmune diseases, which may impact our ability to successfully develop and commercialize NKX019. For instance, competition among cell therapy companies for clinical trial sites, investigators, and/or patients for autoimmune clinical trials, may cause delays in the initiation of clinical trials sites and enrollment of patients in our clinical trials. For further details about such reasons, see “—Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control” and “—If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.” The competition for clinical trial sites, investigators or patients may also lead to increased development costs. If NKX019 is shown to not be sufficiently effective against LN, scleroderma, myositis, AAV, or other B-cell mediated autoimmune diseases in clinical trials, we experience delays in our ability to advance NKX019 through clinical development for LN, scleroderma, myositis, AAV, or other B-cell mediated autoimmune diseases, or we are unable to successfully compete against other companies in the development and commercialization of NKX019, the commercial prospects of NKX019, as well as our business, financial condition and growth prospects, would be materially adversely affected.

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

We need to compete with many ongoing clinical trials and approved therapies to recruit patients into our clinical trials. Our clinical trials may also compete with other clinical trials of product candidates that are in a similar cellular immunotherapy area as our product candidates, and this competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, due to the commercial availability of multiple therapeutic agents that target CD19 for the treatment of cancer, as well as others that are in various stages of development, we had significant difficulty in our now deprioritized Phase 1 NKX019 program for the treatment of B-cell malignancies enrolling patients who have not previously been exposed to a CD19-directed cellular therapy. We have also had, and may continue to have in the future, significant difficulty in enrolling patients in our Ntrust-1 clinical trial, and we may also have significant difficulty in enrolling patients in our Ntrust-2 clinical trial. A number of cell therapy companies and companies with other CD19-targeted therapeutics have initiated or announced initiation of plans for clinical trials for the treatment of B-cell mediated autoimmune diseases including in indications in which we are developing NKX019, which has resulted in increased competition, and may continue to increase competition in the future, for clinical trial sites and/or patients for our Ntrust-1 and Ntrust-2 clinical trials and any other NKX019 clinical trials that we may initiate in the future for the treatment of other B-cell mediated autoimmune diseases. With respect to our Ntrust-1 and Ntrust-2 clinical trials and any future NKX019 clinical trials of ours for the treatment of other B-cell mediated autoimmune diseases, the number of qualified clinical investigators is limited, so we are conducting, and may continue to conduct, some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients who are available for our clinical trials at such clinical trial site.

Other challenges at clinical trial sites have also contributed to delays in site initiation and/or enrollment in our NKX019 autoimmune clinical trials, and may continue to contribute to delays in site initiation and/or enrollment in our NKX019 clinical trials for the treatment of autoimmune diseases in the future. For example, the administration of cell therapies to patients with autoimmune disease is new, and in some instances, sites may not yet be efficient in facilitating such clinical trials. Although we have taken steps to mitigate the enrollment challenges, if we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner and any future clinical trials for the treatment of autoimmune diseases, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

Furthermore, we use Cy as the LD prior to treatment with NKX019 in our Ntrust-1 and Ntrust-2 clinical trials. If this is ineffective or we decide to change the protocol to use a combination of Flu and Cy, as the LD, physicians may choose to not enroll patients in our clinical trials and/or refer patients to other clinical trials conducted by one of our competitors. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

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

If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates. In addition, any such delays could require us to incur additional costs as we work to identify potential patients to enroll and to continue the development of our product candidates generally, which would have a negative impact on our financial results.

Certain aspects of the function and production of CAR NK cells are currently unknown or poorly understood, and may only become known through further preclinical testing and clinical trials. Any potential re-engineering required may result in delays and additional expenses.

CAR NK-cell therapy is a relatively new field. To date, no cell therapies of any type have been licensed for the treatment of autoimmune diseases. The history of manufacturing CAR NK cells for clinical use is limited. Our understanding of NK-cell biology is expanding, and this is particularly true in relation to autoimmune diseases where there is limited clinical data available and where we have no prior experience. If we find that our current manufacturing processes are inadequate, or should we identify opportunities for material improvement, adaptation of process improvements may require significant additional time and resources to complete. As studies utilizing NK-cell biology develop, new information may become available requiring us to change our product candidate. Process improvements or new clinical data might also necessitate new pre-clinical studies and clinical protocols to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials. A requirement to run a new clinical trial or repeat a clinical trial would delay clinical development and commercialization of the relevant product candidate.

Prior clinical experience with NK-cell therapy has been predominantly based on cells from haplo-matched donors, i.e., at least half of the major Human Leukocyte Antigen ("HLA") types matched between donor and recipient. Our Phase 1 clinical trials, however, are currently evaluating product candidates manufactured from unrelated donors (i.e. used "off-the-shelf"). There is a risk that our early clinical results from our Phase 1 clinical trials using our off-the-shelf product candidates, including NKX019, may not be reflective of future clinical trial results which may require us to re-evaluate the need for HLA matching. If it becomes apparent through future preclinical testing or clinical trials that such matching is required, the production of NKX019 or our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

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

Scaled manufacturing can broaden patient access to off-the-shelf product candidates without requiring additional donors. However, as our product candidates are not genetically modified to reduce naturally occurring cell surface antigens, potential patients may have antibodies against such antigens. We may choose to continue to diversify donor selection with the goal of ensuring we have suitable drug product for broad access. We also continue to analyze donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our product candidates in the clinic.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. For example, the preliminary results from our most recent cohort in our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies did not meet expectations. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, in 2024 we decided to refocus our research and development activities on autoimmune diseases and deprioritized further development of NKX019 for the treatment of B-cell malignancies. Also, we deprioritized further development of another product candidate, NKX101, following an interim evaluation of the data from the most recent dose-expansion cohort of our NKX101 Phase 1 clinical trial.

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

Undesirable side effects that may be caused by our product candidates could negatively affect patient recruitment and retention in our clinical trials, cause us or regulatory authorities to interrupt, delay or halt clinical trials, and result in a more restrictive label than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. We may also pause our clinical trials if patients exhibit adverse side effects, until such time as we can determine the cause of such side effects, which would delay our clinical trial timeline and the potential development of our product candidates.

Updated data from the dose-escalation portion of our NKX019 Phase 1 clinical trial in B-cell malignancies were reported in December 2022. The most common higher-grade (Grade ≥3) adverse events in the interim data reported for patients in the NKX019 Phase 1 clinical trial for B-cell malignancies were myelosuppression, which is common in the treated patient population after LD. In the dose-escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose-escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T-cell therapies. While the interim data reported to date from our NKX019 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T-cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience CRS, neurotoxicity, Graft-versus-host disease ("GvHD"), or other serious adverse events associated with NKX019, any other product candidates we may advance in clinical studies in the future, or the LD administered to patients prior to administration of NKX019 or other product candidates.

Furthermore, in some instances, the diseases we may be seeking to treat may be less serious than the later stage cancers traditionally being treated with cell therapies or other immunotherapy products. Therefore, we believe the FDA and other regulatory authorities likely will apply a different benefit-risk threshold such that any potential harmful side effects may outweigh the benefits of our product candidates and require us to cease clinical trials or deny approval of our product candidates. We believe tolerance for adverse events in the autoimmune patient populations being pursued with cell-based therapies, such as in the LN patients in our NKX019 clinical trial, will be lower than it is in oncology, and the risks of negative impact from these toxicities may therefore be higher for our autoimmune programs than for our deprioritized oncology programs or the oncology programs of others. Multiple companies are investigating the potential use of various other CD19-targeted therapeutic candidates, including other cell therapies, in clinical trials for the treatment of patients with autoimmune diseases, including in indications in which we are developing NKX019. If serious adverse events are reported from those clinical trials for these competing product candidates, patient recruitment and retention in our own clinical trials may be impacted, we may face additional scrutiny or restrictions from the FDA or other relevant regulatory entities, which could delay our clinical trial timeline and the potential development of our product candidates.

If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also negatively affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death.

If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.

The development and commercialization of new cellular immunotherapy products is highly competitive. We face competition from existing and future competitors with respect to our product candidate, NKX019, and will face competition with respect to product candidates that we may seek to develop or commercialize in the future. A large number of biopharmaceutical companies and academic institutions are advancing development programs in B-cell mediated autoimmune diseases. The approaches of these development programs are numerous and diverse, and include cell therapies, T-cell engagers, NK-cell engagers and monoclonal antibodies. It is also possible that new competitors, including those developing similar product candidates or alternatives to cellular immunotherapy product candidates, may emerge and acquire significant market share. Such competitors may have an advantage over us due to their greater size, resources or institutional experience, or may develop product candidates that are safer, more effective, more widely accepted, more cost-effective or enable higher patient quality of life than ours. More established biopharmaceutical companies may also develop and commercialize their product candidates at a faster rate, which could render our product candidates obsolete or non-competitive before they are fully developed or commercialized. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially adversely affected.

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate safety, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. NKX019 is our only product candidate currently in clinical development. Since NKX101 and NKX070 have been deprioritized, all of our other active programs are currently in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We have entered into, and we may in the future enter into, research collaborations with third parties to develop or commercialize potential product candidates. Our prospects with respect to those product candidates will depend in significant part on the success of those collaborations, and we may not realize the benefits of such collaborations.

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

In 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing up to two allogeneic, gene-edited NK-cell therapies and one allogeneic, gene-edited NK+T-cell therapy for use in the treatment of autoimmune diseases, oncology, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first product candidate being developed in partnership with CRISPR was NKX070, and together with CRISPR, we had planned to advance NKX070 in clinical development for the treatment of solid tumors and blood cancers. The second product candidate being developed in partnership with CRISPR was NK+T. Both the NKX070 and NK+T programs have been deprioritized, however, to allow us to focus our resources on developing NKX019 for the treatment of B-cell mediated autoimmune diseases.

If any of our collaboration partners do not perform in the manner that we expect or fulfill their responsibilities in a timely manner or at all, the research, clinical development, regulatory approval and commercialization efforts related to the product candidates that are the subject of the collaboration could be delayed or terminated. If we terminate the CRISPR Agreement in its entirety or with respect to a particular product candidate under the research collaboration with CRISPR, due to a material breach by CRISPR or CRISPR’s insolvency, then we have the right to negotiate a license from CRISPR to continue research, development, and commercialization of the terminated product candidate(s) on our own at our sole expense. We would need to pay CRISPR milestones and royalties for the terminated product candidate(s), and we may not be able to negotiate terms to the license that are favorable to us. Future collaboration agreements may have similar terms. Furthermore, assumption of sole responsibility for further development would greatly increase our expenditures and may mean we would need to limit the size and scope of one or more of our programs, seek additional funding and/or choose to stop work altogether on one or more of the affected product candidates. This could result in a limited potential to generate future revenue from such product candidates, and our business could be materially and adversely affected.

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

If conflicts arise between our collaborators and us, including CRISPR, our collaborators may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates. Our collaborators may preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

Results of any patient who receives NKX019 or any of our other product candidates in an investigator-sponsored trial ("IST") should not be viewed as representative of how the product candidate will perform in our clinical trials, may not be able to be used to establish safety or efficacy for regulatory approval, and may negatively impact our ability to develop and commercialize the product candidate depending on the results.

In some instances, our product candidates may be evaluated in ISTs conducted by certain clinical investigators who are our collaborators. In addition to supplying product candidate for such trials, we may also provide financial support. In July 2024, we announced that researchers at Columbia University Irving Medical Center initiated an IST of NKX019 in patients with systemic lupus erythematosus ("SLE"), and in November 2024, we announced that the first patient had been dosed in the IST. Additionally, in December 2024, we announced the IND clearance of an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center to evaluate NKX019 in patients with myasthenia gravis.

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

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of autoimmune diseases, and we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and if we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

We do not have the ability to independently conduct clinical trials. We rely on medical institutions, contract laboratories, and other third parties, such as CROs to advise on or otherwise support our Ntrust-1 and Ntrust-2 clinical trials and clinical investigators to conduct ISTs. We rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our sponsored clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs and other third parties will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to untitled letters, warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

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

If third parties do not perform our clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, we would be unable to rely on clinical data collected by these third parties and may be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, which could significantly delay commercialization and require significantly greater expenditures. While we must rely on the clinical investigators to ensure their compliance with clinical and regulatory requirements when using our product candidates for ISTs, their failure to comply could jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and could adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities.

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

The COVID-19 pandemic and measures taken to mitigate the impact of the pandemic disrupted economic activity and business operations worldwide, including the San Francisco Bay Area, where our primary operations are located. The emergence of one or more pandemics, epidemics, or outbreaks of infectious diseases could result in similar disruptions.

Our operations, as well as the operations of some of our contract research organizations ("CROs"), contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, may be impacted by future pandemics, epidemics, or outbreaks of infectious disease. For example, as a result of the COVID-19 pandemic, we experienced some delays in completing the construction of our cGMP manufacturing facilities, global supply shortages of certain materials that we and our CDMOs use for research and cGMP manufacturing, employee turnover/attrition, delays and/or disruptions at our CROs, and delays in setting up certain clinical sites and enrollment in our clinical trials.

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

We cannot predict the potential future impacts of the emergence of another pandemic, epidemic, or outbreak of infectious disease on us, our research or collaboration partners, and other third parties with whom we conduct business. We may experience disruptions as a result of a pandemic, epidemic, or outbreak of infectious disease that could severely impact our business, preclinical studies and clinical trials, including:

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

As of December 31, 2024, we had 157 full-time employees, prior to our March 2025 reduction in workforce. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. Implementing certain cost containment measures may have a detrimental impact on company culture and employee morale, which may hurt our ability to attract and retain employees. In March 2025, management approved a reduction in workforce to decrease our costs and create a more streamlined organization to support our operations and reprioritized product pipeline. This reduction makes retention of our current personnel both more important and more challenging and may require the reallocation and the combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

We may need to hire additional personnel if we expand our clinical development and manufacturing activities, or if we initiate commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. If we are unable to hire and retain the qualified personnel we need to operate our business, our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

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

Our business could be negatively impacted by the failure to address evolving environmental, social, and corporate governance matters.

There has been increased focus from investors, employees, business partners, and other stakeholders concerning environmental, social, and corporate governance ("ESG") matters. The expectations related to ESG matters are rapidly evolving and, while we have internal efforts directed at ESG matters and preparations for any increased required future disclosures, we may be required to make changes to our operations in order to comply with any new regulations and to significantly increase our compliance and reporting costs. Regardless of these efforts, we may be perceived to not be adequately addressing these matters, which could negatively impact our reputation and our business. In addition, we currently do not report our environmental emissions, and our lack of reporting could result in certain investors declining to invest in our common stock.

The recent change in Presidential administration has created regulatory uncertainty with respect to the U.S.’s climate change policy. In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and final rules were adopted in March 2024. The climate-related disclosure rules have been stayed by the SEC pending litigation challenging the rules and there is uncertainty as to whether the SEC will continue to defend the implementation of these rules. In addition, in October 2023, California issued the Climate Corporate Data Accountability Act (SB 253) and the Climate Related Financial Risk Act (SB 261) (the "California Bills") which require corporations doing business in California to annually report their greenhouse gas emissions and disclose climate-related financial risks and risk mitigation strategies. Complying with the California Bills may be costly, difficult and time consuming, and our business may be negatively impacted due to potential legal liability or by potential competitive disadvantage if our competitors are not subject to the California Bills. In January 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions may be taken with respect to domestic and international programs and initiatives, what support the Presidential administration would have for any potential changes to such legislative programs and initiatives and what the impact of any such changes might be.

Risks Related to Manufacturing

Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.

Our product candidates are genetically engineered human cells, and the process of manufacturing such product candidates, as well as engineered K562 cells and viral vectors, is complex, highly regulated and subject to numerous risks. Manufacturing our product candidates involves harvesting white blood cells from a donor, isolating the NK cells, activating and expanding the NK cells, genome editing the NK cells (for certain product candidates with such edits), introducing a gamma-retrovirus with genes encoding the proteins we wish to express, cryopreservation, storage and eventually shipment. As a result of these complexities, the cost to manufacture our cellular product candidates, our proprietary, engineered K562 stimulatory cells ("NKSTIM cells"), and viral vector is generally higher than traditional small-molecule chemical compounds or biologics, and the manufacturing process is presently less reliable and more difficult to reproduce.

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

We may make changes to our manufacturing process at various points during development, and even after commercialization, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Efforts to scale up and improve our manufacturing processes across our platform are ongoing. Changes to our manufacturing process carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials, or the performance of the product once commercialized. For example, as part of ongoing scale up and optimization of manufacturing across our platform, we previously filed a manufacturing process change amendment with the FDA in our then-enrolling NKX101 Phase 1 clinical trial in AML. After we began dosing patients with NKX101 product that had been generated with the amended manufacturing process, an interim review of the clinical response data from the cohort indicated that the aggregate response rate for the 20 patients in total in the cohort was meaningfully lower than what had been observed and previously reported for the first six patients in the cohort. We subsequently closed enrollment in the clinical trial and deprioritized the NKX101 program.

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

Also, although we currently manufacture our early-stage clinical supply of NKX019 at one of our own cGMP facilities, we currently outsource manufacturing of certain critical materials necessary for production of our product candidates, including NKSTIM cells and viral vectors. Even though we are currently manufacturing NKX019 at one of our own cGMP facilities, and even if we are successful at manufacturing NKX019 or other product candidates on a commercial scale at one of our own cGMP facilities, we expect to continue to outsource manufacturing of certain materials necessary for production of our product candidates. For instance, we currently manufacture clinical supply of NKSTIM cells and the gamma-retrovirus at third-party contract manufacturing sites. Although we intend to manufacture NKSTIM cells in house in the future, we may not be able to successfully do so. If we are unable to outsource the manufacturing of these materials or our established third-party manufacturers delay delivery of or fail to provide certain materials as needed for the production of our product candidates, then the production of our clinical or commercial supply may be impacted. We compete with other companies for access to third party cGMP facilities and cannot assure continued access.

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

Our manufacturing process for NKX019 depends on the use of the Miltenyi CliniMACS® Plus system, and related reagents, all of which are only available from Miltenyi as the sole supplier. In addition, some of these reagents, at the time of procurement, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective strategy to mitigate against the risk of shortage due to disruption of the supply chain.

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

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a cGMP facility in South San Francisco, California that allows us to supply the product candidates needed for our early-stage clinical trials. We have also built, and are working to fully qualify, a facility for the commercial-scale manufacture of our product candidates. The qualification, regulatory approvals and maintenance of such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

Furthermore, our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and other comparable regulatory agencies to ensure compliance with cGMP. In the event of reductions to the FDA’s budget, employees and operations, we may experience delays in scheduling inspections by the FDA. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of product candidates for clinical use or may result in the termination of or a hold on a clinical study. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

If any of our clinical trials reveal issues with the safety or efficacy of any of our product candidates, modification of the donor selection criteria or the manufacturing process may be necessary to address such issues. Alternatively, we may choose to modify the manufacturing process in an effort to improve the efficiency of the process or efficacy of the product candidates. However, although research to establish the optimal donor and manufacturing parameters is ongoing, we have not, at present, fully characterized or identified how donor characteristics and manufacturing process parameters affect the optimal cell killing ability for our engineered NK-cell product candidates for in vitro and animal efficacy studies or how such potency differences may translate into efficacy to be seen in human clinical trials, including both the proportion of patients who achieve a meaningful clinical response, and the duration of any such clinical responses. As a result, our ability to improve our manufacturing process or product potency, safety, or efficacy according to such parameters is limited and may require significant trial and error, which may cause us to incur significant costs or could result in significant delays to the clinical development and eventual commercialization of our product candidates. We continue to work to better establish the optimal donor and manufacturing parameters for our product candidates. Efforts to scale up and optimize our manufacturing processes across our platform are ongoing. If we are unable to manufacture sufficient supply of our product candidates, or sufficient supply of our product candidates with the desired parameters, for our current, planned, or future clinical trials, the clinical development and potential eventual commercialization of may be delayed, and we may be materially harmed as a result.

We are dependent on third parties to store our CAR NK cells, viral vector, master and working cell banks of NKSTIM cells, and any damage or loss would cause delays in replacement, and our business could suffer.

The CAR NK cells, the viral vector, and the master and working cell banks of NKSTIM cells are stored in freezers at third-party biorepositories and will also be stored in our freezers at our production facilities. If these materials are damaged at these facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement CAR NK cells, viral vector, and master and working cell banks of NKSTIM cells, which would impact clinical supply and delay our patients’ treatments. If we are unable to establish replacement materials, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

In August 2016, we entered into a license agreement with the National University of Singapore and St. Jude Children’s Research Hospital, Inc. (the "Licensors"). Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license to specified patents and patent applications related to NK-cell technology in the field of therapeutics. We are reliant upon certain rights and proprietary technology provided to us under this license for the production and development of certain of our current and future product candidates, such as NKX019. We make single-digit royalty payments, patent expenses, license maintenance fees and milestone payments to the Licensors. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039, subject to any patent term adjustments or extensions. The Licensors may terminate the license agreement upon the occurrence of certain events, such as an uncured material breach by us, the cessation of our business or our insolvency, liquidation or receivership. If the Licensors terminate or narrow the license agreement, we could lose the use of intellectual property rights that may be material to or necessary for the development or production of our current and future product candidates, including NKX019, which could impede or prevent our successful commercialization of such product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We are aware of third-party patents and patent applications that may relate to the areas in which we are developing product candidates. For example, under the CRISPR Agreement, we have received licenses from CRISPR for certain CRISPR-Cas9 gene editing targets that can be engineered into our own NK-cell therapies. Third parties could assert that CRISPR does not have rights to certain CRISPR-Cas9 technologies, or could assert and have asserted in the past, that the CVC Group does not have rights to certain CRISPR-Cas9 technologies, including inventorship and ownership rights to some of the CVC Group’s patents, or that such rights are limited. Third parties could seek to assert their issued patents relating to CRISPR-Cas9 technologies against us or our collaborators based on our CRISPR-Cas9-based activities, or those of our collaborators, including commercialization of gene-edited NK-cell therapies.

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

We are a party to a variety of intellectual property license agreements with third parties and expect to enter into additional license agreements in the future. These license agreements provide us with access to certain rights and proprietary technology from third parties for the production and development of our current and future product candidates, including NKX019. However, these licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we choose to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

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

Furthermore, our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. For example, if other third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could harm our competitive position, and our business.

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.

As of December 31, 2024, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

The U.S. government has certain rights in some of our licensed patents (including U.S. Patent Nos. 7,435,596, 8,026,097, and 11,673,937, and certain related U.S. patent applications) in accordance with the Bayh-Dole Act of 1980. These rights in certain technology developed under government-funded research include, for example, a nonexclusive, nontransferable, irrevocable, paid-up license to use those inventions for governmental purposes. In addition, the U.S. government may exercise certain "march-in rights," which require us to grant exclusive licenses to such inventions to a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the general requirement that patented products be manufactured substantially in the United States unless domestic manufacture is not feasible has not been satisfied or waived.

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

Our Ntrust-1 clinical trial has been evaluating NKX019 in patients with refractory LN. Our Ntrust-2 clinical trial has been evaluating NKX019 in patients with refractory scleroderma, patients with myositis who have failed at least one treatment, and patients with relapsed or refractory AAV. We do not know at this time whether either NKX019 or any of our product candidates will be safe for use in humans or whether they will demonstrate any efficacy against autoimmune diseases. If the efficacy is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved drug products. In the United States, third-party payors, including government payors such as Medicare and Medicaid, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Medicare and Medicaid are increasingly used as models for the development of private payors’ and government payors’ coverage and reimbursement policies. Currently, few cell therapy products have been approved for coverage and reimbursement by the Centers for Medicare and Medicaid Services ("CMS"), the agency responsible for administering Medicare. It is difficult to predict what third payors, including CMS, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, since there is no body of established protocols and precedents for these types of drug products. The change in the Presidential administration, including new leadership of CMS, may result in a change in priorities, and prior rulemaking may be materially altered or abandoned. Moreover, reimbursement agencies in other countries, such as those in Europe, may be more conservative than CMS.

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

It is possible that the ACA will be subject to further legislative, judicial, and executive challenges in the future. Even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the new Presidential administration will make changes impacting the implementation and enforcement of the ACA, however it is unclear how and to what extent any such challenges and reform measures will impact the ACA and our business.

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

In the United States, there are a broad variety of data protection and security laws and regulations that have been enacted by federal, state, and local governments, including personal data privacy laws, health information privacy laws, data breach notification laws, and consumer protection laws. For example, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. We may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH, and its implementing rules and regulations. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There are a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General may all review privacy and data security protections for consumers.

New laws also are being enacted and considered at both the state and federal levels. For example, the California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. In addition, the California Privacy Rights Act (the "CPRA"), which became operative on January 1, 2023, expanded the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also created the new California Privacy Protection Agency to implement and enforce the CCPA and the CPRA, which could increase compliance costs. Similar laws have been passed in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Additionally, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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
•
changes in our strategy, including decisions to deprioritize certain product candidates or change our pipeline focus in the future, as well as cost-containment or cost-optimization initiatives we may undertake;
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
•
general economic and political conditions such as military conflicts, political unrest, recessions, inflationary pressures, interest rates, fuel prices, elections, tariffs and trade policies, drug pricing policies, international currency fluctuations, acts of war or terrorism, and other public health crises, illnesses, epidemics or pandemics; and
•
other factors discussed in these risk factors.

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

As of March 21, 2025, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 59% of our common stock (based on 70,957,554 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of March 21, 2025, we had 73,957,585 shares of common stock outstanding (including pre-funded warrants).

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

At December 31, 2024, we had federal and state net operating losses ("NOLs") carryforwards of approximately $233.2 million and $65.1 million, respectively. Federal NOLs generated in periods after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020. As described above under “We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (the "Code"), a corporation is generally allowed a deduction for NOLs carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of federal NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 federal NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely.

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

Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system and the global financial markets, as well as from the implementation of policies by the new Presidential administration. For instance, inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost effective basis, if at all. Changes in governmental policy on a variety of matters such as trade, tariffs and manufacturing policies may adversely affect the U.S. economy and financial markets, which could further exacerbate an uncertain macroeconomic environment.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We continuously monitor our information systems to assess, identify, and manage risks from vulnerabilities and assess cybersecurity threats. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process. We monitor risks through routine security assessments and implementation of enhancements to security measures used to protect our systems and data. We address system alerts on an ongoing basis. We maintain an Incident Response Plan Policy ("IRP") that sets forth processes we will follow to address incidents defined therein to include actual or reasonably suspected cyber incidents. Our information technology team promptly responds to system alerts and reported incidents that indicate the suspected presence of an incident and escalates in accordance with the IRP. The IRP, among other things, provides for a cross-functional team consisting of representatives from informational technology, risk management, legal, and communications, an Incident Response Team ("IRT"), that collaborates to quickly assess the impact, mitigate risks to information systems, and resolve incidents while improving information systems. Depending on the incident, we may utilize third-parties for assistance in investigating and addressing cybersecurity incidents.

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

We have not had cyber incidents that have materially affected our business or financial condition. For details about our risks associated with cybersecurity threats, see “—Computer system interruptions or security breaches of our information systems could significantly disrupt our product development programs and our ability to operate our business.” in the section titled “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

Governance Related to Cybersecurity Risks

Management is responsible for identifying and assessing material risks for the business on an ongoing basis, including in relation to cybersecurity. As part of this process, our IRT is tasked with implementing and maintaining our cybersecurity programs, including establishing processes to ensure that potential cybersecurity risk exposures are monitored and putting in place appropriate mitigation measures. Our Chief Financial and Business Officer oversees our information technology department which monitors the prevention, detection, mitigation, and remediation of cyber incidents, if any, and reports all potential incidents and an initial assessment of such incident to the IRT. Our Chief Financial and Business Officer has over 7 years of experience with overseeing risk, compliance, and information technology functions.

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

Item 2. Properties.

Our facilities are located at three leased sites. The first site, located at 6000 Shoreline Court, South San Francisco, California, consists of approximately 36,544 square feet of office and laboratory space and is primarily used for manufacturing activities. Of this office and laboratory space, approximately 14,697 square feet was subleased as of December 31, 2024. Our lease covering multiple suites at this site expires in July 2030, with certain suites expiring in July 2025, and our subleases expire in November 2027 and July 2030. The second site, located at 750 Gateway Boulevard, South San Francisco, California, consists of 510 square feet of vivarium and laboratory space, and is primarily used for preclinical research. Our agreement that provides for our use of these vivarium and laboratory spaces expires in December 2025. The third site, located at 1150 Veterans Boulevard, South San Francisco, California, consists of 88,000 square feet of office and laboratory space and is primarily used for research, clinical, manufacturing and corporate activities. This lease expires in 2034. As a result of moving our main offices and research activities to the Veterans location in 2023, we vacated certain suites at the 6000 Shoreline Court location. We sublease some of these suites while still maintaining sufficient office and laboratory space to allow our team to continue to develop our proprietary programs. We believe that these facilities are sufficient to meet our current needs.

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

Holders of Common Stock

As of March 21, 2025, there were approximately 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies. Our lead pipeline program is NKX019, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD19 antigen for the treatment of patients with autoimmune diseases. Our CAR NK platform enables an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. We have developed proprietary technologies that enable us to generate an abundant supply of NK cells, increase NK-cell recognition of target antigens, enhance NK-cell fitness and freeze, store, and thaw our engineered NK cells for off-the-shelf administration. NKX019 is allogeneic, which means it is produced using cells from a different person than the patient(s) being treated, and it is produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and other diseases, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

Our modular engineering platform builds on the distinctive biology of NK cells and their role in eradicating aberrant and pathologically transformed cells. Our process starts with mature NK cells derived from healthy donors. We build on the intrinsic ability of these immune cells to identify and kill transformed cells with cell engineering to further enhance their activity. This engineering involves inducing the expression of a chimeric antigen receptor ("CAR") on the surface of an NK cell to enable the cell to recognize specific proteins or antigens that are present on the surface of target cells. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and a membrane-bound form of the cytokine IL(interleukin)-15 ("mbIL-15").

In November 2024, we announced the first patient was dosed in our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for lupus nephritis ("LN") and the first patient was dosed in an investigator-sponsored trial ("IST") of NKX019 in patients with systemic lupus erythematosus ("SLE") at Columbia University Irving Medical Center. In December 2024, we announced the opening to enrollment of our Ntrust-2 clinical trial ("Ntrust-2"), a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis") and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV") and the clearance of an Investigational New Drug ("IND") application for an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center to evaluate NKX019 in patients with myasthenia gravis ("MG").

NKX019 is also being studied in a multi-center Phase 1 clinical trial for the treatment of a variety of B-cell malignancies, which evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019. In November 2024, we announced clinical data from a cohort of heavily pretreated patients with large B-cell lymphoma ("LBCL") whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, we will refocus our research and development activities on autoimmune diseases and plan for no further investment in the clinical development of NKX019 for the treatment of B-cell malignancies.

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

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline. The partner cost sharing represents reimbursable research and development expenses from the CRISPR Agreement.

	Year Ended December 31,
	2024	2023
Direct external development program expenses:	(in thousands)
NKX019	$16,215	$11,410
NKX101	5,239	18,659
NKX070	73	896
NK+T	—	108
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	39,866	40,052
Others	35,446	27,203
Partner cost sharing	(95)	(1,555)
Total research and development costs	$96,744	$96,773

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

Other Income, net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of cash equivalents, short-term and long-term investments.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	96,744	96,773	(29)
General and administrative	31,450	34,877	(3,427)
Total operating expenses	128,194	131,650	(3,456)
Loss from operations	(128,194)	(131,650)	3,456
Other income, net:
Interest income	19,317	14,107	5,210
Other income, net	87	42	45
Total other income, net	19,404	14,149	5,255
Net loss	$(108,790)	$(117,501)	$8,711

Research and development expenses

Research and development expenses were $96.7 million and $96.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $0.1 million was attributable primarily to the following:

•
a $9.5 million decrease in program costs primarily from lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized and reduced manufacturing and materials expenses related to programs under the CRISPR partnership, which were partially offset by higher manufacturing, materials, and clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases;
•
a $2.4 million increase in research supplies purchased due to fewer purchases in 2023 from lab facility relocation;
•
a $2.6 million increase in other research costs, primarily consisting of consulting expenses, and facility expenses;
•
a $1.5 million decrease in partner cost sharing reimbursable expenses related to a decrease in activities performed under our collaboration with CRISPR; and
•
a $2.9 million increase in depreciation expense due to the timing of when assets were placed in-service during the year in 2023.

General and administrative expenses

General and administrative expenses were $31.5 million and $34.9 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $3.4 million was primarily due to the following:

•
a $4.1 million decrease due to an impairment of right-of-use assets in 2023 and no impairment expense in 2024;
•
a $1.6 million decrease in personnel-related expenses, including a $1.2 million decrease due to severance and other termination expenses related to the reduction in force completed in October 2023;
•
a $1.7 million increase in rent, depreciation and other facilities expense; and
•
a $0.6 million increase in professional services related to accounting services, corporate legal fees, other consulting and patent legal fees.

Interest income

Interest income was $19.3 million and $14.1 million for the years ended December 31, 2024 and 2023, respectively. The increase of $5.2 million was primarily due to higher average investment balances and higher yields in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents, restricted cash and short-term and long-term investments of $380.5 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

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

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of December 31, 2024, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

Effective August 27, 2024, the Company and Cowen and Company, LLC mutually terminated the sales agreement entered into on August 12, 2021 related to the Company’s $150.0 million “at-the-market” equity offering program, pursuant to the terms of the sales agreement. Prior to the termination of the sales agreement, $1.8 million of shares of common stock had been sold.

We have incurred net losses and negative cash flows from operations since our inception. As of December 31, 2024, we had an accumulated deficit of $544.2 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

We will need substantial additional funding to support our continuing operations and pursue our long-term development strategy, including the potential initiation of a pivotal stage clinical trial for any or all of our current development programs. Until such time as we can generate significant revenue from sales of our drug candidates, if ever, we may seek additional funding through the issuance of our common stock, including through equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts for our product candidates and other research, development and manufacturing activities, market conditions, and the success of our recent and any future cost-containment measures. We may not be able to raise additional capital on terms acceptable to us, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our drug candidates or delay our efforts to expand our product pipeline. We may also be required to sell or license to other parties’ rights to develop or commercialize our drug candidates that we would prefer to retain.

We believe that our current cash, cash equivalents, restricted cash and short-term and long-term investments as of December 31, 2024 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(99,696)	$(86,160)
Net cash (used in) provided by investing activities	(129,555)	79,015
Net cash provided by financing activities	226,084	691
Net decrease in cash and cash equivalents	$(3,167)	$(6,454)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 of $99.7 million was primarily due to a net loss of $108.8 million, adjusted for a decrease in net change in operating assets and liabilities of $12.2 million, which was offset by an increase in net non-cash charges of $21.3 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses for the maintenance of laboratory equipment and interest receivable, and a decrease in accounts payable, accruals, and operating lease liability. The non-cash charges primarily consisted of stock-based compensation of $16.7 million, depreciation and amortization of $9.2 million, which was offset by investment accretion and amortization of $6.9 million.

Net cash used in operating activities for the year ended December 31, 2023 of $86.2 million was primarily due to our net loss of $117.5 million, adjusted for net non-cash charges of $20.4 million and a change in operating assets and liabilities of $10.9 million. The net non-cash charges of $20.4 million consisted primarily of share-based compensation of $17.2 million, depreciation and amortization of $5.9 million, impairment of right-of-use assets of $4.1 million, and non-cash lease expense of $2.2 million, offset by investment accretion and amortization of $8.9 million. The net change in operating assets and liabilities of $10.9 million was related to the decrease in prepaid and other current assets of $1.7 million, an increase in accounts payable and accrued and other liabilities of $4.2 million as we continued to increase our research and development related activities and an increase in operating lease liabilities of $5.0 million.

Investing Activities

Net cash used by investing activities was $129.6 million for the year ended December 31, 2024 comprised of the purchase of marketable securities of $406.4 million and the purchase of property and equipment of $4.4 million, partially offset by proceeds from the maturities of marketable securities of $281.2 million.

Net cash provided by investing activities was $79.0 million for the year ended December 31, 2023 comprised of proceeds from sales and maturities of investments of $367.4 million, offset by purchases of investments of $260.2 million and purchases of property and equipment of $28.1 million, primarily related to the construction of our manufacturing facility.

Financing Activities

Net cash provided by financing activities of $226.1 million for the year ended December 31, 2024, which primarily consisted of net proceeds from our underwritten public offering of $225.1 million that closed in March 2024.

Net cash provided by financing activities of $0.7 million for the year ended December 31, 2023 was mainly due to the proceeds from ESPP purchases of $0.5 million and exercise of stock options of $0.2 million.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report on Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing therapeutic product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
•
the costs associated with the continuation of our preclinical and clinical activities, including as a result of any delays or an increase in development activities;
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

Until such time as we can generate significant revenue from sales of our therapeutic product candidates, if ever, we expect to finance our cash needs through public or private equity, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. There may also be instances where our ability to access a portion of our existing cash, cash equivalents and investments may be threatened due to financial conditions affecting the banking system and financial markets. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to undertake additional cost-containment measures and/or delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

In March 2025, we approved a reduction in workforce as a result of a review of current strategic priorities and resource allocation and with the intent to decrease our costs and create a more streamlined organization to support our operations and reprioritized product pipeline.

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

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2024 are $123.1 million.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial accruals, share-based compensation, pre-funded warrants and impairment of long-lived assets. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Recently Issued Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2024 and 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Nkarta, Inc.

Index to Financial Statements

For the years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nkarta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nkarta, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 26, 2025

NKARTA, INC.

Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$27,873	$31,040
Short-term investments	239,481	217,149
Prepaid expenses and other current assets	5,984	4,882
Total current assets	273,338	253,071
Long-term investments	110,392	—
Restricted cash	2,743	2,743
Property and equipment, net	74,658	79,326
Operating lease right-of-use assets	36,014	39,949
Other long-term assets	4,058	3,796
Total assets	$501,203	$378,885
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$638	$3,665
Operating lease liabilities, current portion	6,050	6,069
Accrued and other current liabilities	12,229	13,596
Total current liabilities	18,917	23,330
Operating lease liabilities, net of current portion	74,223	82,270
Other long-term liabilities	87	—
Total liabilities	93,227	105,600
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 54,350,179 shares authorized; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 70,645,139 and 49,181,295 shares issued and outstanding at December 31, 2024 and 2023, respectively	7	5
Additional paid-in capital	951,519	708,706
Accumulated other comprehensive income (loss)	674	8
Accumulated deficit	(544,224)	(435,434)
Total stockholders' equity	407,976	273,285
Total liabilities and stockholders' equity	$501,203	$378,885

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	96,744	96,773
General and administrative	31,450	34,877
Total operating expenses	128,194	131,650
Loss from operations	(128,194)	(131,650)
Other income, net:
Interest income	19,317	14,107
Other income, net	87	42
Total other income, net	19,404	14,149
Net loss	$(108,790)	$(117,501)
Comprehensive loss:
Net loss	(108,790)	(117,501)
Other comprehensive loss:
Net unrealized gain on investments	666	687
Comprehensive loss	$(108,124)	$(116,814)
Net loss per share, basic and diluted	$(1.60)	$(2.40)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	67,865,323	49,014,300

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2022	48,877,806	$5	$690,814	$(317,933)	$(679)	$372,207
Vesting of shares of common stock subject to repurchase	508	—	2	—	—	2
Issuance of common stock upon exercise of stock options	49,871	—	161	—	—	161
Issuance of common stock upon vesting of restricted stock units	88,543	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	164,567	—	530	—	—	530
Share-based compensation expense	—	—	17,199	—	—	17,199
Net unrealized gain on investments	—	—	—	—	687	687
Net loss	—	—	—	(117,501)	—	(117,501)
Balance at December 31, 2023	49,181,295	$5	$708,706	$(435,434)	$8	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	144,128	—	668	—	—	668
Issuance of common stock upon vesting of restricted stock units	165,667	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	144,049	—	343	—	—	343
Share-based compensation expense	—	—	16,731	—	—	16,731
Net unrealized gain on investments	—	—	—	—	666	666
Net loss	—	—	—	(108,790)	—	(108,790)
Balance at December 31, 2024	70,645,139	$7	$951,519	$(544,224)	$674	$407,976

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(108,790)	$(117,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,731	17,199
Depreciation and amortization expense	9,152	5,869
Accretion of discount and amortization of premium on investments, net	(6,912)	(8,940)
Non-cash lease expense	2,286	2,222
Realized gain on investments	—	(34)
Impairment of right-of-use assets	—	4,100
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,365)	1,716
Operating lease liabilities	(6,416)	4,986
Accounts payable and accrued and other liabilities	(4,469)	4,223
Other long-term liabilities	87	—
Net cash used in operating activities	(99,696)	(86,160)
Cash flows from investing activities:
Purchases of investments	(406,376)	(260,233)
Proceeds from sales and maturities of investments	281,230	367,395
Purchases of property and equipment	(4,409)	(28,147)
Net cash (used in) provided by investing activities	(129,555)	79,015
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	225,073	—
Proceeds from ESPP purchases	343	530
Proceeds from stock option exercises	668	161
Net cash provided by financing activities	226,084	691
Net decrease in cash and cash equivalents	(3,167)	(6,454)
Cash, cash equivalents and restricted cash at beginning of year	33,783	40,237
Cash, cash equivalents and restricted cash at end of year	$30,616	$33,783
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$27,873	$31,040
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$30,616	$33,783
Supplemental disclosures of non-cash investing activities:
Acquisitions of property and equipment recorded in accounts payable and accrued and other current liabilities	$343	$268
Right-of-use assets obtained in exchange for operating lease liabilities resulting from modified leases	$579	$431
Decrease in right-of-use asset and lease liability due to termination	$2,229	$—

See accompanying notes to the financial statements.

NKARTA, INC.

Notes to the Financial Statements

1. Description of Business

Description of the Business

Nkarta, Inc. ("Nkarta" or the "Company") was incorporated in the State of Delaware in July 2015. The Company is a biopharmaceutical company developing engineered natural killer ("NK") cell therapies to treat autoimmune diseases. The Company is focused on leveraging the natural potent power of NK cells to identify and kill abnormal cells and recruit adaptive immune effectors to generate responses that are specific and durable. Nkarta is combining its NK-cell expansion platform technology with proprietary cell engineering technologies to generate an abundant supply of NK cells, engineer enhanced NK-cell recognition of therapeutic targets, and improve persistence for sustained activity in the body. Nkarta’s goal is to develop off-the-shelf NK-cell therapy product candidates to improve outcomes for patients. The Company’s operations are based in South San Francisco, California, and it operates in one segment.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of December 31, 2024, the Company had an accumulated deficit of $544.2 million and cash, cash equivalents, restricted cash and short-term and long-term investments of $380.5 million.

Management plans to continue to incur substantial costs to conduct research and development activities for which additional capital will be needed. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash, cash equivalents, and investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP").

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including, but not limited to, accruals, fair value of assets and liabilities, impairment of assets, leases, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

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

Cash, Cash Equivalents, Investments and Restricted Cash

Cash and Cash Equivalents

The Company considers all highly liquid investments with insignificant interest rate risk and an original maturity of three months or less at the date of purchase to be cash equivalents. Cash includes demand deposits held in readily available checking accounts at a federally insured financial institution. Cash equivalents consist of money market funds, commercial paper, and U.S. Government securities.

Investments

Investments consist of corporate debt securities, commercial paper and Government securities, classified as available-for-sale securities and have maturities of greater than three months. The Company has classified its available-for-sale investment securities with maturities less than one year as current assets on the balance sheets because these are considered highly liquid securities and are available for use in current operations and its available-for-sale investment securities with maturities more than one year as non-current assets on the balance sheets. The Company carries these securities at fair value, and reports unrealized gains and losses as a separate component of accumulated other comprehensive income (loss). The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income, net in the statement of operations and comprehensive loss. We review our portfolio of available-for-sale securities, using both quantitative and qualitative factors, to determine if declines in fair value below amortized cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, we recognize a loss in the statement of operations, whereas if the decline in fair value is not due to credit-related factors, we recognize the loss in comprehensive loss.

Restricted Cash

The Company is required to maintain letters of credit related to its office and lab space leases in South San Francisco. This cash is the collateral for those letters of credit and per the terms of the leases, must remain in place until one to two months after the termination of the leases. As the remaining terms of the leases as of December 31, 2024 is greater than one year, the related restricted cash has been classified as non-current.

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

Leases

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets ("ROU assets") which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the balance sheets. We have elected the practical expedient to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component for our facilities leases, and elected the short-term lease recognition exemption for our short-term leases, under which we do not recognize lease liabilities and ROU assets for leases with an original term of twelve months or less.

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

The fair value of stock options and employee stock purchase plan rights are estimated using a Black-Scholes option pricing model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected term of the employee stock purchase plan rights equals the six-month look-back period. The expected volatility is determined by using a blended approach of the Company's historical stock price volatility and the historical stock price volatility for a select group of other publicly traded companies in the same industry. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options. The fair value of restricted stock units is based on the closing price of the Company's common stock as reported on The Nasdaq Global Select Market on the date of grant.

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

Segment Reporting

The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, manages its operations and business as one operating segment for the purposes of allocating resources, makes operating decisions and evaluates financial performance. No product revenue has been generated since inception and all assets are held in the United States.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted this standard in the fiscal year beginning January 1, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 13.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 740-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company beginning on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the financial position, results of operations or cash flows of the Company.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". ASU 2024-03 requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis and is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(108,790)	$(117,501)
Denominator:
Weighted average common shares outstanding	65,570,217	49,014,357
Less: weighted average unvested common stock issued upon early exercise of common stock options	—	(57)
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	2,295,106	—
Weighted average shares used to compute net loss per share, basic and diluted	67,865,323	49,014,300
Net loss per share, basic and diluted	$(1.60)	$(2.40)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2024	2023
Common stock options	9,069,194	6,716,526
Restricted stock units	1,167,911	594,768
	10,237,105	7,311,294

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands):

		Fair Value Measurements Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$25,617	$25,617	$—	$—
Commercial paper	1,395	—	1,395	—
Government securities	300	—	300	—
Total cash equivalents	$27,312	$25,617	$1,695	$—
Short-term investments:
Corporate debt securities	$124,548	$—	$124,548	$—
Commercial paper	22,820	—	22,820	—
Government securities	92,113	—	92,113	—
Total short-term investments	$239,481	$—	$239,481	$—
Long-term investments:
Corporate debt securities	$86,262	$—	$86,262	$—
Government securities	24,130	—	24,130	—
Total long-term investments	$110,392	$—	$110,392	$—
Total	$377,185	$25,617	$351,568	$—

		Fair Value Measurements Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$30,751	$30,751	$—	$—
Short-term investments:
Corporate debt securities	$40,609	$—	$40,609	$—
Commercial paper	38,197	—	38,197
U.S. Government securities	138,343	—	138,343	—
Total short-term investments	$217,149	$—	$217,149	$—
Total	$247,900	$30,751	$217,149	$—

Cash Equivalents and Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and investments. Cash equivalents consisted of money market funds, commercial paper, and Government securities and investments consisted of commercial paper, corporate debt securities and Government securities. The Company obtains pricing information from its investment manager and determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $25.6 million and $30.8 million included in cash equivalents as of December 31, 2024 and 2023, respectively, were classified as Level 1 instruments.

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

The following tables summarize the Company’s investments as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$124,283	$(38)	$303	$124,548
Commercial paper	1 year or less	22,820	—	—	22,820
Government securities	1 year or less	92,013	(17)	117	92,113
Corporate debt securities	Greater than 1 year	85,992	(62)	332	86,262
Government securities	Greater than 1 year	24,091	(29)	68	24,130
Total		$349,199	$(146)	$820	$349,873

		December 31, 2023
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$40,602	$(11)	$18	$40,609
Commercial paper	1 year or less	38,198	(2)	1	38,197
U.S. Government securities	1 year or less	138,341	(56)	58	138,343
Total		$217,141	$(69)	$77	$217,149

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2024 and 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2024 and 2023. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value, except for investments totaling $67.6 million that were sold with a realized loss of $0.3 million in January 2023. No investments were sold prior to their maturity date during 2024. Unrealized gains and losses are included in accumulated other comprehensive income (loss).

The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company's policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to investments was $2.5 million and $1.2 million as of December 31, 2024 and 2023, respectively.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$3,249	$3,263
Other current assets	2,735	1,619
Total prepaid expenses and other current assets	$5,984	$4,882

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2024	2023
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	746	745
Research equipment	16,914	14,298
Computers and software	404	404
Construction-in-progress	10,821	8,954
Total property and equipment, gross	95,503	91,019
Less accumulated depreciation and amortization	(20,845)	(11,693)
Total property and equipment, net	$74,658	$79,326

Depreciation and amortization expense were $9.2 million and $5.9 million for the years ended December 31, 2024 and 2023, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation	$7,918	$6,722
Accrued research and development costs	3,633	5,845
Accrued property and equipment	254	174
Other accrued and current liabilities	424	855
Total accrued and other liabilities	$12,229	$13,596

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$10,578	$10,900
Variable lease expense (1)	1,247	1,018
Short-term lease expense	—	18
Total lease expense	$11,825	$11,936

(1) Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$14,680	$11,540

The weighted-average remaining lease term was 9.0 years for the corporate office and laboratory space leases as of December 31, 2024. The corporate office lease includes an option to renew for an additional seven years. However, the renewal option was not included in the lease term for calculating the lease liability, as the renewal option allows the Company to maintain operational flexibility, and the Company was not reasonably certain that it would exercise the renewal option at the time of the lease commencement. The weighted-average discount rate was 9.8% as of December 31, 2024.

Maturities of operating lease liabilities under existing operating leases as of December 31, 2024 were as follows (in thousands):

Year ending December 31,	Amount
2025	$12,537
2026	12,621
2027	13,041
2028	13,477
2029	13,927
2030 and thereafter	57,458
Total undiscounted future minimum lease payments	123,061
Less imputed interest	(42,788)
Total operating lease liabilities	$80,273
Operating lease liabilities:
Current	6,050
Non-current	74,223
Total lease liability	$80,273

Initial Lease Agreement

In May 2018, the Company entered into a lease agreement for corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the "Initial Lease Agreement"). In April 2019, the Company executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities. In May 2020, the Company executed the second amendment to the Initial Lease Agreement for additional corporate space and laboratory space in the same building. The lease for this additional space commenced in January 2021. In January 2021, the Company signed a third amendment to the Initial Lease Agreement for additional space in the same building. The lease amendment for this additional space commenced in April 2021 and expired in March 2024. In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement for additional space in the same building, that commenced in April 2022. All space leased under the Initial Lease Agreement, together with the first amendment, second amendment, and fourth amendment to the Initial Lease Agreement, has a lease term through July 31, 2030, with an option to extend the lease for an additional seven-year term. This lease extension option was not considered in the right-of-use assets or the lease liability as the Company did not consider it reasonably certain the option would be exercised. In December 2024, the Company executed a sixth amendment to the Initial Lease Agreement, which updated the lease termination date for one of the spaces in the same building to July 31, 2025. In connection with the amendment, the Company agreed to pay the landlord a termination fee of $1.1 million, $0.6 million of which was paid in December

2024 and the remaining will be paid by July 2025. As a result of the modification, the Company decreased its right-of-use asset and lease liability each by $2.2 million.

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

Lease Impairment

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. Beginning in the second quarter of 2023, the Company started to market for sublease portions of the Company's leased corporate office space in South San Francisco. As a result of these plans, the Company reviewed these spaces for impairment. As part of the impairment evaluation of the spaces being marketed for sublease, the Company compared the estimated undiscounted income for the marketed sublease spaces to the net book value of the related long-term assets, which include ROU assets and certain property, plant and equipment, primarily for leasehold improvements (collectively, "Sublease Asset Group"). The Company estimated potential sublease income using unobservable market participant assumptions, which the Company evaluated based on current real estate trends and market conditions. For the Sublease Asset Group, the Company determined that the respective ROU assets had net carrying values that exceeded their estimated undiscounted future cash flows. Accordingly, the Company then estimated the fair value of the Sublease Asset Group based on its discounted cash flows using the estimated borrowing rate of a market participant subtenant which we estimated to be 8%. The carrying value of the Sublease Asset Group exceeded its fair values and, as a result, the Company recorded an ROU asset impairment of $4.1 million for the year ended December 31, 2023. The impairment is recorded within general and administrative expenses in the statements of operations and comprehensive loss. No additional impairment has been recorded.

Sublease Agreements

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased corporate office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments will commence in 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the year ended December 31, 2024, was not material.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of December 31, 2024 and 2023.

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

8. Collaboration and License Agreements

CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into the CRISPR Agreement with CRISPR to co-develop and co-commercialize an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells. The agreement has been amended over the years to revise the transfer of materials, nomination provisions, permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA"), and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. The related impact of the cost sharing activities are included in research and development expense on the statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expenses. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expenses. Reduction of research and development expense resulting from partial reimbursement from CRISPR was $0.1 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had an immaterial and $0.2 million receivable, respectively, under the research cost sharing provision, which is included as part of prepaid expenses and other current assets in the balance sheet. The Company has deprioritized further development of NKX070 and NK+T.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of December 31, 2024, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

MaxCyte License Agreement

On October 26, 2021, the Company entered into a license agreement (the "MaxCyte Agreement") with MaxCyte, Inc. ("MaxCyte") to obtain non-exclusive clinical and commercial rights to use MaxCyte's cell loading technology to develop and commercialize in up to ten licensed products.

In connection with the MaxCyte Agreement, the Company must pay to MaxCyte annual research license fees and commercialization license fees, ranging from $0.1 million to $0.3 million, for each instrument licensed by the Company. Further, the Company could be required to make milestone payments to MaxCyte upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of certain of the Company’s licensed products. The aggregate potential milestone payments range from $10 million to $13 million per licensed product. Additionally, the Company may be required to make net sales milestone payments totaling between $61.9 million to $116.8 million per licensed product. As of December 31, 2024, no milestones have been achieved.

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

The Company recorded $37,000 license maintenance fees included as part of research and development expenses for each of the years ended December 31, 2024 and 2023. As of December 31, 2024, no milestones have been achieved.

9. Employee Benefits

On January 1, 2018, the Company adopted a defined contribution 401(k) plan that is available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. As part of the plan, the Company elected to make non-matching contributions via mandatory 3% of compensation safe harbor nonelective contributions. The Company recognized $0.9 million and $1.0 million for expense related to the nonelective 401(k) contributions for the years ended December 31, 2024 and 2023, respectively.

10. Stockholders’ Equity

Common Stock

On June 13, 2024, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of total authorized shares of the Company's common stock, $0.0001 par value per share, from 100,000,000 to 200,000,000 shares.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2024 and 2023, no dividends on common stock had been declared by the Company’s Board of Directors.

Follow-on Offerings

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of December 31, 2024, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

11. Share-Based Compensation

Equity Incentive Plan

The Company’s 2020 Performance Incentive Plan (the "2020 Plan") which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO in July 2020. Upon the effectiveness of the 2020 Plan, no further grants may be made under the Company’s prior equity incentive plan, the 2015 Equity Incentive Plan (the "2015 Plan"). The 2020 Plan allows for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors.

As of December 31, 2024, a total of 10,847,981 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 1,868,770 shares was available for new award grants under the 2020 Plan as of December 31, 2024.

The following table summarizes the stock option activity during the year ended December 31, 2024 (in thousands, except number of shares, exercise prices and contractual term):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,716,526	$12.99	7.5	$8,279
Granted	3,019,050	6.14
Exercised	(144,128)	4.64
Forfeited	(522,254)	17.96
Outstanding at December 31, 2024	9,069,194	$10.55	7.0	$263
Exercisable at December 31, 2024	4,899,150	$14.01	6.0	$108
Vested and expected to vest at December 31, 2024	9,069,194	$10.55	7.0	$263

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted closing market price of the Company’s common stock on the applicable date for all in-the-money stock options.

Additional information related to the Company’s stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Weighted-average grant-date fair value of stock option grants per share	$5.02	$3.36
Intrinsic value of options exercised	$798	$39

The following table summarizes the restricted stock unit activity during the year ended December 31, 2024:

	Number of shares	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2023	594,768	$8.16	1.4
Granted	798,574	6.04
Forfeited	(59,764)	6.80
Vested	(165,667)	8.63
Outstanding at December 31, 2024	1,167,911	$6.71	1.4

The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2024 and 2023 were $6.04 and $5.57, respectively. The fair value of restricted stock units that vested in the years ended December 31, 2024 and 2023 totaled $1.4 million and $0.4 million, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. During 2024 and 2023, 144,049 and 164,567 shares were issued under the ESPP resulting in aggregate cash proceeds of $0.3 million and $0.5 million, respectively. As of December 31, 2024, 1,562,749 shares remained available for issuance under the ESPP (after giving effect to share purchases made under the ESPP through and including the ESPP offering period that ended on November 30, 2024).

Common Stock Reserved for Future Issuance

As of December 31, 2024, the Company had reserved the following shares of common stock for future issuance:

December 31, 2024
Common stock options and restricted stock units granted and outstanding	10,237,105
Reserved for future equity award grants	1,868,770
Reserved for future ESPP issuances	1,562,749
13,668,624

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$7,955	$8,025
General and administrative	8,776	9,174
Total share-based compensation expense	$16,731	$17,199

The total unrecognized compensation cost related to stock options was $19.4 million, which is expected to be recognized over a weighted-average remaining service period of 2.6 years as of December 31, 2024. The total unrecognized compensation cost related to restricted stock units was $5.6 million, which is expected to be recognized over a weighted-average remaining service period of 2.6 years as of December 31, 2024.

Fair Value Disclosures

The fair value of stock options was estimated on the date of grant using the quoted market price for the Company’s common stock on the applicable grant date and the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2024	2023
Options
Risk-free interest rate	3.5% - 4.5%	3.5% - 4.9%
Expected volatility	100.4% - 117.3%	90.0% - 101.8%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	—	—
ESPP
Risk-free interest rate	4.4% - 5.4%	4.7% - 5.4%
Expected volatility	83.2% - 152.7%	63.8% - 152.7%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

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

Expected volatility. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, since inception and prior to 2023, the Company based its estimate of expected volatility on an average of the historical volatilities of the common stock of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. For the grants during 2023 and 2024, the expected volatility was determined by using a blended approach of the Company’s historical stock price volatility and the historical stock price volatility for a select group of other publicly traded companies in the same industry. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage to the Company.

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the stock options.

Expected dividend yield. The Company has not issued any dividends and does not expect to issue dividends over the life of the options, as a result the estimated dividend yield is zero.

12. Income Taxes

Due to the Company’s net losses for the years ended December 31, 2024 and 2023, and since the Company has a full valuation allowance against deferred tax assets, there was no tax provision or benefit for income taxes recorded in the years presented.

A reconciliation on income taxes to the amount computed by applying the statutory federal income tax rate to the net loss is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit at statutory rates	$(22,846)	$(24,675)
State income tax, net of federal benefit	(1,701)	(1,438)
Permanent items	2,877	1,656
Research and development credits	(3,640)	(6,170)
Change in valuation allowance	25,310	30,627
Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$53,520	$43,491
Depreciation and amortization	338	334
Research and development credits	25,123	19,782
Share-based compensation	5,122	4,668
Accrued expenses	1,535	1,402
Lease liability	16,857	18,551
Other, net	62	49
Section 174 Capitalized R&D	39,385	30,147
Total deferred tax assets	141,942	118,424
Valuation allowance for deferred tax assets	(127,479)	(102,169)
Deferred tax assets, net of valuation allowance	14,463	16,255
Deferred tax liabilities:
ROU asset	(7,644)	(8,404)
Depreciation and amortization	(6,819)	(7,851)
Net deferred tax assets	$—	$—

The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The valuation allowance increased by $25.3 million and $30.6 million as of December 31, 2024 and 2023, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are substantially offset by a valuation allowance as of December 31, 2024 and 2023. The deferred tax assets were primarily comprised of federal and state tax net operating losses, Section 174 capitalized R&D expenses, and tax credit carryforwards.

As of December 31, 2024, the Company had net operating loss ("NOL") carryforwards of approximately $233.2 million and $65.1 million, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. Of the $233.2 million federal NOL carryforwards, $3.2 million will begin expiring in 2035, if not utilized, while $230.0 million can be carried forward indefinitely. The state NOL carryforwards will begin expiring in 2036, if not utilized.

The Company also had federal and state research and development credit carry forwards of approximately $22.0 million and $9.5 million, respectively, as of December 31, 2024. The federal credits will begin expiring in 2035 if not utilized. The California credits have no expiration date.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2024. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2024, its federal and state returns for the years ended 2015 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization. The balance of gross unrecognized tax benefits as of December 31, 2024 and 2023 was approximately $4.7 million and $3.7 million, respectively, all of which would affect the Company’s income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest and penalties for the years ended December 31, 2024 and 2023. The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions and is not currently under examination by any taxing authority for any open tax year. Due to net operating loss carryforwards, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2024	2023
Balance at the beginning of the year	$3,738	$2,339
Increases (decreases) related to tax positions taken in prior years	(83)	102
Increases related to tax positions taken in current year	1,093	1,297
Balance at the end of the year	$4,748	$3,738

13. Segment Reporting

The Company operates as a single reporting segment, focused on the research and development of cell therapies for patients with autoimmune diseases. The Company's measure of segment profit or loss is net loss. The Chief Executive Officer, as the CODM, manages and allocates resources to the operations of the Company on a total company basis. The Company monitors its cash, cash equivalents, and investments as reported on the Company's Balance Sheets to determine funding for its research and development.

As the Company is not yet generating revenue, the CODM evaluates its performance based on progress in pre-clinical and clinical research objectives. Along with the Company’s Statement of Operations and Comprehensive Loss, the CODM regularly reviews budgeted and forecasted expenses to assess liquidity requirements and allocate cash accordingly.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment.

A reconciliation to the net loss for the years ended December 31, 2024 and 2023 is included at the bottom of the table below.

	December 31,
	2024	2023
Segment expenses:
Personnel related expenses, excluding share-based compensation	$41,129	$42,329
Facilities expenses	19,403	16,392
Direct external development program expenses	21,431	29,517
Other segment expenses (1)	20,348	16,244
Total segment expenses:	102,311	104,482
Segment loss	(102,311)	(104,482)

Reconciling items:
Depreciation and amortization	(9,152)	(5,869)
Share-based compensation	(16,731)	(17,199)
Impairment of ROU asset		(4,100)
Interest income	19,317	14,107
Other income, net	87	42
Net loss	$(108,790)	$(117,501)

(1) Other segment items include consultants and contractor, lab supplies, and general business expenses.

14. Reduction in Force

On October 16, 2023, the Company committed to cost saving measures, including a reduction in force (the "2023 Reduction") that resulted in a reduction of 18 positions, representing approximately 10% of the Company’s workforce. The Company undertook the 2023 Reduction to decrease its costs and create a more streamlined organization to support its operations through multiple clinical data updates.

In connection with the 2023 Reduction, the Company incurred $1.2 million in costs, consisting primarily of cash severance costs and transition support services for impacted employees, which the Company recognized in the fourth quarter of 2023 in general and administrative operating expenses in the statement of operations. As of December 31, 2023, $0.8 million was paid out and $0.4 million was recorded under other accrued and other current liabilities. There were no remaining liabilities as of December 31, 2024.

On March 26, 2025, the Company committed to cost saving measures, including a reduction in force (the "2025 Reduction") that will result in a reduction of 53 positions, representing approximately 34% of the Company’s workforce. The Company undertook the 2025 Reduction to decrease its costs and create a more streamlined organization to focus on upcoming clinical data updates.

In connection with the implementation of the 2025 Reduction, the Company currently estimates it will incur approximately $5.5 million to $6.5 million in costs, consisting primarily of cash severance costs, benefits, payroll taxes and other termination costs for impacted employees, which the Company expects to recognize primarily in the first quarter of 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial and Business Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial and Business Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial and Business Officer, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended December 31, 2024.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1(A)	Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020

3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023

3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024

3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020

4.1(A)	Form of Common Stock Certificate.	S-1/A	333-239301	4.1	7/2/2020

4.1(B)	Form of Pre-Funded Warrant.	8-K	001-39370	4.1	3/28/2024

4.2	Amended and Restated Investors’ Rights Agreement, dated as of August 27, 2019, by and among Nkarta, Inc. and certain of its stockholders.	S-1	333-239301	4.2	6/19/2020

4.3	Description of Capital Stock.	10-K	001-39370	4.3	3/21/2024

10.1#	Form of Indemnification Agreement between Nkarta, Inc. and each of its directors and executive officers.	S-1/A	333-239301	10.1	7/2/2020

10.2(A)#	2015 Equity Incentive Plan.	S-1	333-239301	10.2	6/19/2020

10.2(B)#	Form of Stock Option Agreement for 2015 Equity Incentive Plan.	S-1	333-239301	10.3	6/19/2020

10.3(A)#	2020 Performance Incentive Plan.	S-1/A	333-239301	10.4	7/2/2020

10.3(B)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-Q	001-39370	10.5	8/20/2020

10.3(C)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-K	001-39370	10.3(C)	3/16/2023

10.3(D)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-Q	001-39370	10.6	8/20/2020

10.3(E)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-K	001-39370	10.3(E)	3/16/2023

10.3(F)#	Form of Restricted Stock Unit Agreement between Nkarta, Inc. and certain of its officers and employees.	10-K	001-39370	10.3(F)	3/16/2023

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	333-239301	10.5	7/2/2020

10.5#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 22, 2023.	10-Q	001-39370	10.2	5/11/2023

10.6(A)#	Employment Offer Letter between Nkarta, Inc. and Paul Hastings.	S-1	333-239301	10.6	6/19/2020
						.
10.6(B)#	Employment Offer Letter between Nkarta, Inc. and Alicia Hager.	10-Q	001-39370	10.4	5/13/2021

10.6(C)#	Employment Offer Letter between Nkarta, Inc. and Alyssa Levin.	10-Q	001-39370	10.1	8/10/2023

10.6(D)#	Employment Offer Letter between Nkarta, Inc. and Nadir Mahmood.	10-Q	001-39370	10.1	11/07/2024

10.6(E)#	Employment Offer Letter between Nkarta, Inc. and David Shook.	10-K	001-39370	10.6(D)	3/21/2024

10.8#	Form of Severance Agreement.	8-K	001-39370	10.1	1/13/2021

10.9	Exclusive License Agreement between Nkarta, Inc., National University of Singapore and St. Jude Research Hospital, Inc.	S-1	333-239301	10.9	6/19/2020

10.10(A)	Lease Agreement, dated May 29, 2018, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.10	6/19/2020

10.10(B)	First Amendment to Lease Agreement, dated April 24, 2019, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.11	6/19/2020

10.10(C)	Second Amendment to Lease Agreement, dated May 5, 2020, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.12	6/19/2020

10.10(D)	Third Amendment to Lease Agreement, dated January 14, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-K	001-39370	10.10(D)	3/25/2021

10.10(E)	Fourth Amendment to Lease Agreement, dated October 19, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	8-K	001-39370	10.1	10/22/2021

10.10(F)	Fifth Amendment to Lease Agreement, dated August 11, 2022, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-Q	001-39370	10.2	8/11/2022

10.10(G)	Sixth Amendment to Lease Agreement, dated December 20, 2024, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.					X

10.11(A)	Lease, dated July 9, 2021, by and between Nkarta, Inc. and HCP BTC, LLC.	8-K	001-39370	10.1	7/14/2021

10.11(B)	First Amendment to Lease, dated November 5, 2021, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.2	11/10/2021

10.11(C)	Second Amendment to Lease, dated August 11, 2022, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.1	8/11/2022

10.11(D)	Third Amendment to Lease, dated April 25, 2023, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.3	5/11/2023

10.11(E)	Fourth Amendment to Lease, dated June 14, 2023, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.2(B)	8/10/2023

19.1	Nkarta, Inc. Insider Trading Policy.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy Regarding the Recoupment of Certain Compensation Payments.	10-K	001-39370	97	3/21/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Nkarta, Inc.

Date: March 26, 2025	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hastings	Chief Executive Officer and Director	March 26, 2025
Paul J. Hastings	(Principal Executive Officer)

/s/ Alyssa Levin	Chief Financial and Business Officer	March 26, 2025
Alyssa Levin	(Principal Financial and Accounting Officer)

/s/ Ali Behbahani	Director	March 26, 2025
Ali Behbahani, M.D., MBA

/s/ Michael Dybbs	Director	March 26, 2025
Michael Dybbs, Ph.D.

/s/ Simeon George	Director	March 26, 2025
Simeon George, M.D., MBA

/s/ Leone Patterson	Director	March 26, 2025
Leone Patterson, MBA

/s/ Zachary Scheiner	Director	March 26, 2025
Zachary Scheiner, Ph.D.

/s/ Angela Thedinga	Director	March 26, 2025
Angela Thedinga, MBA, MPH

/s/ George Vratsanos	Director	March 26, 2025
George Vratsanos, M.D.