Form 10-Q
period 2025-03-31
Nkarta, Inc.
filed 2025-05-14
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 70,957,554 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 and “Risk Factors” under Part II, Item 1A, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Examples of these forward-looking statements include, but are not limited to, statements concerning our financial and business performance, including our future funding requirements, our position, plans, strategies, and timelines (including the potential impact of modified lymphodepleting conditioning on our clinical trials, initiation of further clinical trials and the availability of disclosure of clinical data from our clinical trials) for the continued and future clinical development and commercial potential of our product candidates and the therapeutic potential, accessibility, tolerability, advantages, and safety profile of NK cell therapies, including NKX019 for the treatment of autoimmune diseases. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. All of our forward-looking statements in this report are made only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$52,598	$27,873
Short-term investments	212,909	239,481
Prepaid expenses and other current assets	6,044	5,984
Total current assets	271,551	273,338
Long-term investments	83,651	110,392
Restricted cash	2,743	2,743
Property and equipment, net	72,625	74,658
Operating lease right-of-use assets	35,532	36,014
Other long-term assets	4,507	4,058
Total assets	$470,609	$501,203
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,490	$638
Operating lease liabilities, current portion	5,950	6,050
Accrued and other current liabilities	11,316	12,229
Total current liabilities	18,756	18,917
Operating lease liabilities, net of current portion	72,961	74,223
Other long-term liabilities	87	87
Total liabilities	91,804	93,227
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	954,353	951,519
Accumulated other comprehensive income	652	674
Accumulated deficit	(576,207)	(544,224)
Total stockholders’ equity	378,805	407,976
Total liabilities and stockholders’ equity	$470,609	$501,203

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$24,172	$25,237
General and administrative	12,392	7,525
Total operating expenses	36,564	32,762
Loss from operations	(36,564)	(32,762)
Other income, net:
Interest income	4,376	3,246
Other income (expense), net	205	(2)
Total other income, net	4,581	3,244
Net loss	$(31,983)	$(29,518)
Other comprehensive loss:
Net unrealized loss on investments	(22)	(135)
Comprehensive loss	$(32,005)	$(29,653)
Net loss per share, basic and diluted	$(0.43)	$(0.58)
Weighted average shares used to compute net loss per share, basic and diluted	73,916,477	50,682,469

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	70,645,139	$7	$951,519	$674	$(544,224)	$407,976
Issuance of common stock upon vesting of restricted stock units	312,415	—	—	—	—	—
Share-based compensation expense	—	—	2,834	—	—	2,834
Unrealized loss on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(31,983)	(31,983)
Balance, March 31, 2025	70,957,554	$7	$954,353	$652	$(576,207)	$378,805

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	49,181,295	$5	$708,706	$8	$(435,434)	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	128,671	—	578	—	—	578
Issuance of common stock upon vesting of restricted stock units	133,595	—	—	—	—	—
Share-based compensation expense	—	—	4,368	—	—	4,368
Unrealized loss on investments	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(29,518)	(29,518)
Balance, March 31, 2024	70,453,561	$7	$938,723	$(127)	$(464,952)	$473,651

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(31,983)	$(29,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,834	4,368
Depreciation and amortization	2,299	2,255
Accretion and amortization of premiums and discounts on investments, net	(1,565)	(1,568)
Non-cash lease expense	482	592
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(509)	(428)
Operating lease liabilities	(1,362)	(1,164)
Accounts payable and accrued and other liabilities	192	(3,043)
Net cash used in operating activities	(29,612)	(28,506)
Cash flows from investing activities:
Purchases of property and equipment	(518)	(175)
Purchases of investments	(20,581)	(40,040)
Maturities of investments	75,436	61,700
Net cash provided by investing activities	54,337	21,485
Cash flows from financing activities:
Proceeds from stock option exercises	—	578
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	225,688
Net cash provided by financing activities	—	226,266
Net increase in cash and cash equivalents	24,725	219,245
Cash, cash equivalents, and restricted cash beginning of period	30,616	33,783
Cash, cash equivalents, and restricted cash end of period	$55,341	$253,028
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$52,598	$250,285
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$55,341	$253,028
Supplemental disclosures of non-cash investing and financing activities:
Stock issuance costs included in accrued and other current liabilities	$—	$615
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$90	$1,277

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of March 31, 2025, the Company had an accumulated deficit of $576.2 million and cash, cash equivalents, restricted cash and investments of $351.9 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 and the notes accompanying them, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 26, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to clinical trial accruals, fair value of assets and liabilities, impairment of assets, leases, share-based compensation and income taxes. Management bases its estimates on historical experience, knowledge of current events and actions it may undertake in the future that management believes to be reasonable under the circumstances. Actual results may differ from these estimates and assumptions.

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

Restructuring

Employee severance costs are recorded based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with Accounting Standards Codification (“ASC”) Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”). Under ASC 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service over a period extending past the minimum notification period, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred. See Note 12 for additional information on the severance expense that the Company recognized for employees terminated in connection with the reduction in force.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 will be effective for us in the annual period beginning January 1, 2025, though early adoption is permitted. The Company is currently evaluating the presentational effect that ASU 2023-09 will have on its financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03"). ASU 2024-03

requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis and is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(31,983)	$(29,518)
Denominator:
Weighted average common shares outstanding	70,916,446	50,517,632
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	164,837
Weighted average shares used to compute net loss per share, basic and diluted	73,916,477	50,682,469
Net loss per share, basic and diluted	$(0.43)	$(0.58)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of March 31,
	2025	2024
Common stock options	10,178,756	8,261,949
Restricted stock units	854,884	1,216,817
	11,033,640	9,478,766

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$30,713	$—	$—	$30,713
Commercial paper	Level 2	21,146	—	—	21,146
Total Cash equivalents		51,859	—	—	51,859
Short-term investments:
Corporate debt securities	Level 2	$124,605	$(19)	$283	$124,869
Commercial paper	Level 2	20,359	—	—	20,359
Government securities	Level 2	67,607	(11)	85	67,681
Total short-term investments		212,571	(30)	368	212,909
Long-term investments:
Corporate debt securities	Level 2	$61,062	$(7)	$270	$61,325
Government securities	Level 2	22,275	(10)	61	$22,326
Total long-term investments		83,337	(17)	331	83,651
Total		$347,767	$(47)	$699	$348,419

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$25,617	$—	$—	$25,617
Commercial paper	Level 2	1,395	—	—	1,395
Government securities	Level 2	300	—	—	300
Total cash equivalents		27,312	—	—	27,312
Short-term investments:
Corporate debt securities	Level 2	$124,283	$(38)	$303	$124,548
Commercial paper	Level 2	22,820	—	—	22,820
Government securities	Level 2	92,013	(17)	117	92,113
Total short-term investments		239,116	(55)	420	239,481
Long-term investments:
Corporate debt securities	Level 2	$85,992	$(62)	$332	$86,262
Government securities	Level 2	24,091	(29)	68	24,130
Total long-term investments		110,083	(91)	400	110,392
Commercial paper	Level 2	1,395	—	—	1,395
Total		$376,511	$(146)	$820	$377,185

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $30.7 million and $25.6 million as of March 31, 2025 and December 31, 2024, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations.

Accrued interest receivable related to investments was $2.4 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2025 and December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2025 and December 31, 2024. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income/(loss).

There was no realized gain or loss on available-for-sale securities in the periods presented. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	746	746
Research equipment	17,481	16,914
Computers and software	404	404
Construction in progress	10,520	10,821
Total property and equipment, gross	95,769	95,503
Less accumulated depreciation and amortization	(23,144)	(20,845)
Total property and equipment, net	$72,625	$74,658

Depreciation and amortization expense was $2.3 million for each of the three months ended March 31, 2025 and 2024.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued compensation	$6,120	$7,918
Accrued research and development costs	4,250	3,633
Accrued property and equipment	22	254
Other accrued and current liabilities	924	424
Total accrued and other liabilities	$11,316	$12,229

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.4 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. The total cash paid for operating leases included in the operating cash flows was $3.3 million for each of the three months ended March 31, 2025 and 2024. The weighted average remaining lease term was 8.8 years for the corporate office, laboratory space leases, and additional facility as of March 31, 2025. The weighted average discount rate was 9.7% as of March 31, 2025.

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

Maturities of operating lease liabilities under existing operating leases as of March 31, 2025 were as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining nine months)	$9,215
2026	12,621
2027	13,041
2028	13,477
2029	13,927
2030 and thereafter	57,458
Total undiscounted future minimum lease payments	119,739
Less imputed interest	(40,828)
Total operating lease liabilities	$78,911
Operating lease liabilities:
Current	$5,950
Non-current	72,961
Total lease liability	$78,911

Sublease Agreements

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments will commence in the second quarter of 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the three months ended March 31, 2025, was not material.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of March 31, 2025, and December 31, 2024.

Letters of Credit

The Company has $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating leases. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date. The letters of credit are presented as restricted cash in the condensed balance sheets.

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

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the "CRISPR Agreement") with CRISPR Therapeutics AG ("CRISPR") to co-develop and co-commercialize an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"). The Company and CRISPR have entered into a number of amendments to the CRISPR Agreement to, among other things, revise the transfer of materials, nomination provisions, permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA"), and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program.

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. The related impact of the cost sharing activities are included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expenses. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expenses. Reduction of research and development expense resulting from partial reimbursement from CRISPR was immaterial for the three months ended March 31, 2025 and 2024. The Company has deprioritized further development of NKX070 and NK+T.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of March 31, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

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

As of March 31, 2025, a total of 14,380,237 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 4,292,076 shares were available for issuance under the 2020 Plan as of March 31, 2025.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended March 31, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,069,194	$10.55	7.0	$263
Granted	2,201,259	2.45
Forfeited	(1,091,697)	5.93
Outstanding at March 31, 2025	10,178,756	$9.30	5.8	$27
Exercisable at March 31, 2025	5,356,639	$13.36	4.2	$21
Vested and expected to vest at March 31, 2025	10,178,756	$9.30	5.8	$27

The weighted average grant date fair value of stock option grants was $2.00 and $4.98 per share for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the three months ended March 31, 2025:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2024	1,167,911	$6.71	1.4
Granted	778,078	2.50
Vested	(312,415)	6.62
Forfeited	(778,690)	4.79
Outstanding at March 31, 2025	854,884	$4.66	1.9

The weighted average grant date fair value of restricted stock units was $2.50 and $6.01 per share for the three months ended March 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of March 31, 2025, 2,269,200 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of March 31, 2025, employee contributions to the ESPP were $0.2 million and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,113	$2,200
General and administrative	1,721	2,168
Total share-based compensation	$2,834	$4,368

The total unrecognized compensation cost related to unvested stock options was $16.6 million, which is expected to be recognized over a weighted average remaining service period of 2.9 years as of March 31, 2025.

The total unrecognized compensation cost related to unvested restricted stock units was $3.5 million, which is expected to be recognized over a weighted average remaining service period of 3.1 years as of March 31, 2025.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of March 31, 2025, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

In accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria.

10. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2025, and 2024. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

11. Segment Reporting

The Company operates as a single reporting segment, focused on the research and development of cell therapies for patients with autoimmune diseases. The Company's measure of segment profit or loss is net loss. The Chief Executive Officer, as the CODM, manages and allocates resources to the operations of the Company on a total company basis. The Company monitors its cash, cash equivalents, and investments as reported on the Company's Balance Sheets to determine funding for its research and development. The measure of segment assets is reported on the balance sheets as total assets.

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

A reconciliation to the net loss for the three months ended March 31, 2025 and 2024 is included at the bottom of the table below.

	March 31,
	2025	2024
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	$15,896	$10,488
Facilities expenses	4,565	4,646
Direct external development program expenses	5,420	6,593
Other segment expenses (2)	5,550	4,412
Total segment expenses:	31,431	26,139
Segment loss	(31,431)	(26,139)

Reconciling items:
Depreciation and amortization	(2,299)	(2,255)
Share-based compensation	(2,834)	(4,368)
Interest income	4,376	3,246
Other income (expense), net	205	(2)
Net loss	$(31,983)	$(29,518)

(1) Personnel related expenses include $5.1 million of severance and other benefits expense.

(2) Other segment items include consultants and contractor, lab supplies, and general business expenses.

12. Reduction in Force

On March 26, 2025, the Company announced a reduction in force (the "Reduction") that resulted in a reduction of 53 positions, representing approximately 34% of the Company’s workforce. The Company undertook the Reduction to decrease its costs and create a more streamlined organization to focus on upcoming clinical data updates.

Employees affected by the Reduction were entitled to receive severance payments and certain Company funded benefits totaling approximately $5.4 million in costs. The Company recognized severance and benefit expense in full for employees who were notified of their termination in March 2025 and had no requirements for future service. The Company is recognizing expense for employees who are required to render services to receive their severance and benefits ratably over the service period from April 2025 to October 31, 2025. These charges were recorded pursuant to ASC 712 or ASC 420, depending on the agreements with the impacted employees. The expense was recognized in general and administrative operating expenses in the condensed statement of operations.

The following table provides details of the severance and other termination benefit expense with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheets as of March 31, 2025 (in thousands):

	No Future Service Period Required	Future Service Period Required	Total
Total severance and other benefits, at fair value	$5,118	$250	$5,368

Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	5,118	—	5,118
Payments made during the period	(1,833)	—	(1,833)
Liability balance, March 31, 2025	$3,285	$—	$3,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 26, 2025 for the fiscal year ended December 31, 2024, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those risks and uncertainties set forth in the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above. Unless the context otherwise requires, the terms “Company,” “Nkarta, Inc.,” “we,” “us,” or “our” refer to Nkarta, Inc. We do not have any subsidiaries.

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

In March 2025, we approved a reduction in workforce as a result of a review of current strategic priorities and resource allocation with the intent to decrease our costs and create a more streamlined organization to support our operations and reprioritized product pipeline.

In May 2025, we announced the addition of primary membranous nephropathy ("pMN") as an indication to our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for lupus nephritis ("LN"). In order to maximize the success of our clinical trials, we also announced the modification of the lymphodepleting conditioning ("LD") prior to administration of NKX019 to use a combination of fludarabine ("Flu") and cyclophosphamide ("Cy"), with the option for patients with cytopenias to continue to receive Cy alone as modified LD, in both our Ntrust-1 clinical trial and our Ntrust-2 clinical trial ("Ntrust-2"). Ntrust-2 is a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis") and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). At that time, we also announced that researchers at the University of California, Irvine initiated an investigator-sponsored trial ("IST") of NKX019 in patients with myasthenia gravis ("MG"). NKX019 is also being studied in an IST at Columbia University Irving Medical Center in patients with systemic lupus erythematosus ("SLE") and in another multi-center Phase 1 clinical trial for the treatment of a variety of B-cell malignancies, which evaluates the safety, pharmacology, and preliminary anti-tumor activity of NKX019.

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

We typically have various early-stage research and drug discovery projects as well as various product candidates undergoing clinical trials. Our internal resources, employees and infrastructure are generally not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not maintain information regarding the costs incurred for these early-stage research and drug discovery programs on a project-specific basis. As part of cost containment measures undertaken by us, early discovery and preclinical programs have been deprioritized with less personnel and funding allocated to advancing these programs.

We expense research and development costs as they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Direct external development program expenses:
NKX019	$4,755	$3,490
NKX101	665	3,103
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	9,430	10,395
Others	9,322	8,249
Total research and development costs	$24,172	$25,237

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future, including as a result of Ntrust-1, our clinical trial of NKX019 for the treatment of LN and pMN, Ntrust-2, our clinical trial of NKX019 for the treatment of scleroderma, myositis, and AAV, and the ISTs for the treatment of MG and SLE.

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

While we continue to closely manage our expenditures, including following our recent cost containment measures, we still expect our general and administrative expenses will increase in the future in support of increased research and development activities and to reflect increased costs associated with operating as a public company. These anticipated increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, insurance premiums and investor relations costs.

Other Income (Expense), net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term and long-term investments and adjustments related to amortization of purchase premiums and accretion of discounts of cash equivalents, short-term and long-term investments.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$24,172	$25,237	$(1,065)
General and administrative	12,392	7,525	4,867
Total operating expenses	36,564	32,762	3,802
Loss from operations	(36,564)	(32,762)	(3,802)
Other income (expense), net:
Interest income	4,376	3,246	1,130
Other income (expense), net	205	(2)	207
Total other income, net	4,581	3,244	1,337
Net loss	$(31,983)	$(29,518)	$(2,465)

Research and development expenses. Research and development expenses were $24.2 million and $25.2 million for the three months ended March 31, 2025 and 2024, respectively.

The decrease of $1.1 million was primarily due to the following:

•
a $1.2 million decrease in program costs primarily from lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized, which was partially offset by higher manufacturing, materials, and clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases;
•
a $1.0 million decrease in personnel costs primarily from lower share based compensation expense and lower bonus expense recognized due to lower headcount as a result of the reduction in force in March 2025; and
•
a $1.1 million increase in other research costs, primarily consisting of additional research and laboratory supplies purchased and higher consulting expenses.

General and administrative expenses. General and administrative expenses were $12.4 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $4.9 million was primarily due to the $5.1 million severance expenses resulting from the reduction in force completed in March 2025 and a $0.4 million increase in legal and consulting expenses, which was partially offset by a $0.6 million decrease in personnel and facilities expenses.

Interest income. Interest income was $4.4 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.1 million was primarily due to higher average investment balances in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash, cash equivalents, restricted cash and investments of $351.9 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

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

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of March 31, 2025, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

Effective August 27, 2024, the Company and Cowen and Company, LLC mutually terminated the sales agreement entered into on August 12, 2021 related to the Company’s $150.0 million “at-the-market” equity offering program, pursuant to the terms of the sales agreement. Prior to the termination of the sales agreement, $1.8 million of shares of common stock had been sold.

We have incurred net losses and negative cash flows from operations since our inception. As of March 31, 2025, we had an accumulated deficit of $576.2 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of March 31, 2025 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(29,612)	$(28,506)
Net cash provided by investing activities	54,337	21,485
Net cash provided by financing activities	—	226,266
Net increase in cash and cash equivalents	$24,725	$219,245

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $29.6 million primarily due to a net loss of $32.0 million adjusted for a decrease in net change in operating assets and liabilities of $1.7 million, which was offset by an increase in net non-cash charges of $4.1 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $2.8 million, depreciation and amortization of $2.3 million, which was offset by investment accretion and amortization of $1.6 million.

Net cash used in operating activities for the three months ended March 31, 2024 was $28.5 million primarily due to a net loss of $29.5 million adjusted for a decrease in net change in operating assets and liabilities of $4.6 million, which was offset by an increase in net non-cash charges of $5.6 million. The change in net operating assets and liabilities was primarily due to a decrease in accrued liabilities of $3.0 million and operating lease liabilities of $1.2 million. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $4.4 million, depreciation and amortization of $2.3 million, which was offset by investment accretion and amortization of $1.6 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $54.3 million, which consisted primarily of proceeds from the maturities of marketable securities of $75.4 million, partially offset by the purchase of marketable securities of $20.6 million and the purchase of property and equipment of $0.5 million.

Net cash provided by investing activities for the three months ended March 31, 2024 was $21.5 million, which consisted primarily of proceeds from the maturities of marketable securities of $61.7 million, partially offset by the purchase of marketable securities of $40.0 million.

Financing Activities

There was no net cash provided by financing activities for the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2024, was $226.3 million, which primarily consisted of net proceeds from our underwritten public offering of $225.1 million that closed in March 2024.

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

Material Cash Requirements

As of March 31, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

See Note 6 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease liability.

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

Other than our policy for restructuring as discussed in Notes 1 and 12 to our condensed financial statements, there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2025 and December 31, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and president, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and president concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission ("SEC") on March 26, 2025, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $32.0 million, $108.8 million and $117.5 million for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $576.2 million as of March 31, 2025. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of March 31, 2025, we had cash, cash equivalents, restricted cash, and investments of $351.9 million. Our research and development expenses were $96.8 million for the year ended December 31, 2023, $96.7 million for the year ended December 31, 2024, $25.2 million for the three months ended March 31, 2024, and $24.2 million for the three months ended March 31, 2025.

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

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.*

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. We are enrolling patients in our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1 clinical trial to evaluate NKX019, our lead CAR NK-cell product candidate, in humans with lupus nephritis ("LN") and primary membranous nephropathy ("pMN"). We are also enrolling patients in our Ntrust-2 clinical trial ("Ntrust-2"), a multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in humans with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). Although both NKX019 and another product candidate have been in Phase 1 clinical trials for certain hematologic malignancies, we have stopped enrolling new patients in those clinical trials. Although we may explore our options for implementing certain changes in those programs, we cannot guarantee that we will pursue any further development of our product candidates for the treatment of hematologic malignancies in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

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

NKX019 is in Phase 1 clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN in our Ntrust-1 clinical trial, and in May 2025, we announced the addition of pMN as an indication to our Ntrust-1 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in humans with refractory LN. In June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV in our Ntrust-2 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in humans with scleroderma, myositis, and AAV. In May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to the administration of NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, pMN, scleroderma, myositis, or AAV will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, pMN, scleroderma, myositis, AAV, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, pMN, scleroderma, myositis, AAV, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

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

Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune diseases are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against B-cell mediated autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune diseases.*

Although we believe that our allogeneic CD19-targeting CAR NK-cell product candidate NKX019 may have disease-modifying potential in autoimmune diseases, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK-cell therapies, represents a novel approach for the treatment of autoimmune diseases, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune diseases. We cannot guarantee that Ntrust-1, our clinical trial for NKX019 in LN and pMN, Ntrust-2, our clinical trial for NKX019 in scleroderma, myositis, and AAV, or any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune diseases is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups and other companies studying CAR NK-cell therapies for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune diseases, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells ("PBMCs") obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B cells from our ongoing NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We plan to use Cy alone as an option for LD in our current, planned and future NKX019 clinical trials for the treatment of autoimmune diseases, but there is a risk that Cy alone will not be effective as LD prior to NKX019 in patients with autoimmune diseases. We cannot know with any certainty whether NKX019 will be effective against B-cell mediated autoimmune diseases, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T-cell therapies.

We also face competition from a large number of cell therapy companies who are also advancing development programs in autoimmune diseases, which may impact our ability to successfully develop and commercialize NKX019. For instance, competition among cell therapy companies for clinical trial sites, investigators, and/or patients for autoimmune clinical trials, may cause delays in the initiation of clinical trials sites and enrollment of patients in our clinical trials. For further details about such reasons, see “—Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control” and “—If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.” The competition for clinical trial sites, investigators or patients may also lead to increased development costs. If NKX019 is shown to not be sufficiently effective against LN, pMN, scleroderma, myositis, AAV, or other B-cell mediated autoimmune diseases in clinical trials, we experience delays in our ability to advance NKX019 through clinical development for LN, pMN, scleroderma, myositis, AAV, or other B-cell mediated autoimmune diseases, or we are unable to successfully compete against other companies in the development and commercialization of NKX019, the commercial prospects of NKX019, as well as our business, financial condition and growth prospects, would be materially adversely affected.

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
•
availability of resources at clinical sites;
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

In May 2025, we announced the modification of the LD prior to administration with NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. As a result, physicians may choose to not enroll patients in our clinical trials and/or refer patients to other clinical trials conducted by one of our competitors. In addition, as the current administration continues to pursue cost-cutting measures, including reducing funding to academic research centers, the impact on industry-sponsored clinical research, as a result, and our business is currently unclear. A reduction of resources at these clinical sites also is likely to have an impact on patient enrollment as academic research centers decide how to allocate limited resources. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

The clinical development of our product candidates depends on our ability to manufacture and provide the requisite supply of our product candidates for our clinical trials. Any failure or delays by us to manufacture and provide our product candidates in sufficient quantity and quality for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all. For further details regarding risks related to the manufacture of our product candidates, see “Risks Related to Manufacturing” below, including “—Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.” The clinical development of our product candidates also depends on the availability of a sufficient supply of certain other materials and agents used in our clinical trials. For example, our clinical trial protocols require the use of Flu and/or Cy, agents which are routinely used in oncology studies, and which we use in certain of our clinical trial protocols to condition patients for treatment with our product candidates. Further, we may develop certain of our product candidates as a combination therapy with other therapies, which would require the availability and use of those therapeutic agents in certain of our clinical trial protocols. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of our product candidates and other agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

Results of any patient who receives NKX019 or any of our other product candidates in an investigator-sponsored trial ("IST") should not be viewed as representative of how the product candidate will perform in our clinical trials, may not be able to be used to establish safety or efficacy for regulatory approval, and may negatively impact our ability to develop and commercialize the product candidate depending on the results.*

In some instances, our product candidates may be evaluated in ISTs conducted by certain clinical investigators who are our collaborators. In addition to supplying product candidate for such trials, we may also provide financial support. In July 2024, we announced that researchers at Columbia University Irving Medical Center initiated an IST of NKX019 in patients with systemic lupus erythematosus, and in November 2024, we announced that the first patient had been dosed in the IST. Additionally, in December 2024, we announced the IND clearance of an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center to evaluate NKX019 in patients with myasthenia gravis, and in May 2025, we announced enrollment in the IST had been initiated.

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

We cannot predict the potential future impacts of the emergence of another pandemic, epidemic, or outbreak of infectious disease on us, our research or collaboration partners, and other third parties with whom we conduct business. We may experience disruptions as a result of a pandemic, epidemic, or outbreak of infectious disease that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX019 clinical trial for LN and pMN and NKX019 clinical trial for scleroderma, myositis, and AAV;
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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2025, following the completion of our March 2025 reduction in workforce, we had 109 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

If we are unable to attract skilled employees or manage our future growth effectively, it will impair our ability to execute our business strategy and our business, financial condition, results of operations and growth prospects will be materially adversely affected.

If we fail to attract and retain senior management, clinical, and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our chief executive officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our future product candidates. We do not have employment agreements with our senior management team.

Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. Implementing certain cost containment measures may have a detrimental impact on company culture and employee morale, which may hurt our ability to attract and retain employees. In March 2025, management approved a reduction in workforce, which included members of our senior management team, to decrease our costs and create a more streamlined organization to support our operations and reprioritized product pipeline. This reduction makes retention of our current personnel, including our senior management team, both more important and more challenging and may require the reallocation and the combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations.

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

The recent change in Presidential administration has created regulatory uncertainty with respect to the U.S.’s climate change policy. In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and final rules were adopted in March 2024. The climate-related disclosure rules have been stayed by the SEC pending litigation challenging the rules and there is uncertainty as to whether the SEC will continue to defend the implementation of these rules. In addition, in October 2023, California issued the Climate Corporate Data Accountability Act (SB 253) and the Climate Related Financial Risk Act (SB 261) (the "California Bills") which require corporations doing business in California to annually report their greenhouse gas emissions and disclose climate-related financial risks and risk mitigation strategies. Complying with the California Bills may be costly, difficult and time consuming, and our business may be negatively impacted due to potential legal liability or by potential competitive disadvantage if our competitors are not subject to the California Bills. In January 2025, an executive order was signed to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions may be taken with respect to domestic and international programs and initiatives, what support the Presidential administration would have for any potential changes to such legislative programs and initiatives and what the impact of any such changes might be.

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

We are reliant on a sole supplier for certain steps of our manufacturing process.*

Our manufacturing process for NKX019 depends on the use of the Miltenyi CliniMACS® Plus system, and related reagents, all of which are only available from Miltenyi as the sole supplier. In addition, some of these reagents, at the time of procurement, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective long-term strategy to mitigate against the risk of shortage due to disruption of the supply chain, including as a result from technical or regulatory constraints or changes in international trade policies. As a result of the current tariffs, we are likely to experience increased costs to procure these reagents as our current supplies are utilized.

Furthermore, while many of the reagents and consumables used in our manufacturing process are available from more than one commercial supplier, we have not confirmed the suitability of the use of all such reagents and consumables in our manufacturing process. Even if we are able to replace any raw materials or consumables with an alternative, such alternatives may cost more, including as a result of current or future tariffs, be subject to delays in shipment, result in lower yields or not be as suitable for our purposes. In addition, some of the raw materials that we use are complex materials, which may be more difficult to substitute. Therefore, supply disruptions could result in delays and additional regulatory submissions, prevent us from being able to manufacture our product candidates due to the unsuitability of the substituted reagent or consumable that we are able to procure, and impact our ability to maintain our development timelines and remain competitive. Substitution of some or all of these reagents and materials may require substantial changes to our manufacturing process, which may require us to establish product comparability. If we are unable to show comparability after a process change, further changes to our manufacturing process and/or clinical trials will be required. For example, if sufficient comparability is not shown, we may be required to repeat one or more clinical trials.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of March 31, 2025, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.*

Our Ntrust-1 clinical trial has been evaluating NKX019 in patients with refractory LN and will evaluate patients with pMN. Our Ntrust-2 clinical trial has been evaluating NKX019 in patients with refractory scleroderma, patients with myositis who have failed at least one treatment, and patients with relapsed or refractory AAV. We do not know at this time whether either NKX019 or any of our product candidates will be safe for use in humans or whether they will demonstrate any efficacy against autoimmune diseases. If the efficacy is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

Third-party patient assistance programs, including copay assistance programs, that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives have resulted in significant civil and criminal settlements. While copay assistance programs are common within the industry, the Office of Inspector General at the U.S. Department of Health and Human Services ("HHS") has taken the position that such programs may violate the Anti-Kickback Statute. It is difficult to predict whether new legislation or regulatory action will restrict copay assistance programs and there is a risk that if these copay assistance programs are curtailed, higher cost treatments will be less accessible to patients and less likely to gain market acceptance.

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

There have also been a number of proposals in the United States, at both the federal and state level, to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. For example, certain states, including California, have implemented state-level cost containment strategies, which could adversely impact adoption of higher-cost medicines that are new to the market. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare Part D beneficiaries’ annual out-of-pocket drug expenses to $2,000 starting in 2025, effectively eliminating the “donut hole” for Medicare Part D; and (iv) delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. In addition, the current administration is pursuing other measures to reduce the cost of drugs in the United States. For example, in April 2025, an executive order was signed directing the Secretary of HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries, and in May 2025, an executive order was signed, among other things, directing the Secretary of HHS to propose rules that impose “most-favored-nation” pricing and take other measures to reduce the cost of prescription drugs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures, such as those intended to more closely align U.S. drug prices with international drug prices (often referred to as "reference" or "international price index" drug pricing).

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of May 9, 2025, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 59% of our common stock (based on 70,957,554 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of May 9, 2025, we had 73,957,585 shares of common stock outstanding (including pre-funded warrants).

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

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.*

Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system and the global financial markets, as well as from the implementation of policies by the new Presidential administration. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary pressures and recessionary fears. Inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. Current inflationary pressures, if sustained, could have a negative impact on our operations. In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost effective basis, if at all. Further changes in U.S. and international governmental policies on a variety of matters such as trade, tariffs and manufacturing policies may further exacerbate an uncertain macroeconomic environment, which would adversely affect the U.S. economy and financial markets.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Separation and General Release Agreement between Nkarta, Inc. and Alyssa Levin.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: May 14, 2025	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Nadir Mahmood
Nadir Mahmood
President
(Principal Financial Officer and Principal Accounting Officer)