Form 10-Q
period 2025-06-30
Nkarta, Inc.
filed 2025-08-12
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 71,024,512 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$53,414	$27,873
Short-term investments	236,273	239,481
Prepaid expenses and other current assets	6,884	5,984
Total current assets	296,571	273,338
Long-term investments	41,611	110,392
Restricted cash	2,743	2,743
Property and equipment, net	70,341	74,658
Operating lease right-of-use assets	35,076	36,014
Other long-term assets	1,970	4,058
Total assets	$448,312	$501,203
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,510	$638
Operating lease liabilities, current portion	6,912	6,050
Accrued and other current liabilities	10,505	12,229
Total current liabilities	18,927	18,917
Operating lease liabilities, net of current portion	71,630	74,223
Other long-term liabilities	87	87
Total liabilities	90,644	93,227
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	956,483	951,519
Accumulated other comprehensive income	362	674
Accumulated deficit	(599,184)	(544,224)
Total stockholders’ equity	357,668	407,976
Total liabilities and stockholders’ equity	$448,312	$501,203

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,778	$23,130	$44,950	$48,367
General and administrative	6,408	7,585	18,800	15,110
Total operating expenses	27,186	30,715	63,750	63,477
Loss from operations	(27,186)	(30,715)	(63,750)	(63,477)
Other income, net:
Interest income	3,970	5,724	8,346	8,970
Other income (expense), net	239	(2)	444	(4)
Total other income, net	4,209	5,722	8,790	8,966
Net loss	$(22,977)	$(24,993)	$(54,960)	$(54,511)
Other comprehensive loss:
Net unrealized loss on investments	(290)	(136)	(312)	(271)
Comprehensive loss	$(23,267)	$(25,129)	$(55,272)	$(54,782)
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.74)	$(0.88)
Weighted average shares used to compute net loss per share, basic and diluted	73,977,625	73,494,523	73,947,220	62,088,495

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	70,645,139	$7	$951,519	$674	$(544,224)	$407,976
Issuance of common stock upon vesting of restricted stock units	312,415	—	—	—	—	—
Share-based compensation expense	—	—	2,834	—	—	2,834
Unrealized loss on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(31,983)	(31,983)
Balance, March 31, 2025	70,957,554	$7	$954,353	$652	$(576,207)	$378,805
Issuance of common stock upon vesting of restricted stock units	14,827	—	—	—	—	—
Common stock issued under employee stock purchase plan	52,131	—	77	—	—	77
Share-based compensation expense	—	—	2,053	—	—	2,053
Unrealized loss on investments	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	(22,977)	(22,977)
Balance, June 30, 2025	71,024,512	$7	$956,483	$362	$(599,184)	$357,668

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	49,181,295	$5	$708,706	$8	$(435,434)	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	128,671	—	578	—	—	578
Issuance of common stock upon vesting of restricted stock units	133,595	—	—	—	—	—
Share-based compensation expense	—	—	4,368	—	—	4,368
Unrealized loss on investments	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(29,518)	(29,518)
Balance, March 31, 2024	70,453,561	$7	$938,723	$(127)	$(464,952)	$473,651
Issuance of common stock upon exercise of stock options	14,382	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units	22,072	—	—	—	—	—
Common stock issued under employee stock purchase plan	68,531	—	158	—	—	158
Share-based compensation expense	—	—	4,414	—	—	4,414
Unrealized loss on investments	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(24,993)	(24,993)
Balance, June 30, 2024	70,558,546	$7	$943,385	$(263)	$(489,945)	$453,184

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(54,960)	$(54,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,887	8,782
Depreciation and amortization	4,630	4,517
Accretion and amortization of premiums and discounts on investments, net	(2,772)	(3,021)
Realized gain on investments	(35)	—
Non-cash lease expense	938	1,154
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,189	(1,833)
Operating lease liabilities	(1,731)	(3,345)
Accounts payable and accrued and other liabilities	(511)	(2,143)
Net cash used in operating activities	(48,365)	(50,400)
Cash flows from investing activities:
Purchases of property and equipment	(656)	(2,529)
Purchases of investments	(89,373)	(214,311)
Maturities of investments	163,858	130,700
Net cash provided by (used in) investing activities	73,829	(86,140)
Cash flows from financing activities:
Proceeds from stock option exercises	—	667
Proceeds from ESPP purchases	77	158
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	225,073
Net cash provided by financing activities	77	225,898
Net increase in cash and cash equivalents	25,541	89,358
Cash, cash equivalents, and restricted cash beginning of period	30,616	33,783
Cash, cash equivalents, and restricted cash end of period	$56,157	$123,141
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$53,414	$120,398
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$56,157	$123,141
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities resulting from new leases	$—	$579
Stock issuance costs included in accrued and other current liabilities	$—	$4
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$—	$213

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of June 30, 2025, the Company had an accumulated deficit of $599.2 million and cash, cash equivalents, restricted cash and investments of $334.0 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 and the notes accompanying them, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 26, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03"). In January 2025,

the FASB issued ASU 2025-0, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. These amendments require public entities to disclose specified information about certain costs and expenses on an interim and annual basis and is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact on the financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(22,977)	$(24,993)	$(54,960)	$(54,511)
Denominator:
Weighted average common shares outstanding	70,977,594	70,494,492	70,947,189	60,506,061
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	3,000,031	3,000,031	1,582,434
Weighted average shares used to compute net loss per share, basic and diluted	73,977,625	73,494,523	73,947,220	62,088,495
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.74)	$(0.88)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of June 30,
	2025	2024
Common stock options	11,375,749	8,420,275
Restricted stock units	832,299	1,191,529
	12,208,048	9,611,804

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$42,034	$—	$—	$42,034
Commercial paper	Level 2	9,186	—	—	9,186
U.S. Government securities	Level 2	1,500	—	—	1,500
Total Cash equivalents		52,720	—	—	52,720
Short-term investments:
Corporate debt securities	Level 2	$141,657	$(12)	$335	$141,980
Commercial paper	Level 2	20,636	—	—	20,636
Government securities	Level 2	73,626	(19)	50	73,657
Total short-term investments		235,919	(31)	385	236,273
Long-term investments:
Corporate debt securities	Level 2	$3,463	$(4)	$7	$3,466
Government securities	Level 2	38,140	(41)	46	$38,145
Total long-term investments		41,603	(45)	53	41,611
Total		$330,242	$(76)	$438	$330,604

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$25,617	$—	$—	$25,617
Commercial paper	Level 2	1,395	—	—	1,395
Government securities	Level 2	300	—	—	300
Total cash equivalents		27,312	—	—	27,312
Short-term investments:
Corporate debt securities	Level 2	$124,283	$(38)	$303	$124,548
Commercial paper	Level 2	22,820	—	—	22,820
Government securities	Level 2	92,013	(17)	117	92,113
Total short-term investments		239,116	(55)	420	239,481
Long-term investments:
Corporate debt securities	Level 2	$85,992	$(62)	$332	$86,262
Government securities	Level 2	24,091	(29)	68	24,130
Total long-term investments		110,083	(91)	400	110,392
Commercial paper	Level 2	1,395	—	—	1,395
Total		$376,511	$(146)	$820	$377,185

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $42.0 million and $25.6 million as of June 30, 2025 and December 31, 2024, respectively, were classified as Level 1 instruments and were included in cash equivalents.

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

Accrued interest receivable related to investments was $2.2 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. All of our long-term investments as of June 30, 2025 had maturities between one and two years.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2025 and December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2025 and December 31, 2024. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income/(loss).

During the six months ended June 30, 2025, the Company received $10.0 million in proceeds from an available-for-sale security called prior to maturity, resulting in an immaterial realized gain and included within maturities of investments. The available-for-sale security was called within 90 days of its stated maturity. There was no realized gain or loss on available-for-sale securities for the six months ended June 30, 2024. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	746	746
Research equipment	18,203	16,914
Computers and software	404	404
Construction in progress	9,845	10,821
Total property and equipment, gross	95,816	95,503
Less accumulated depreciation and amortization	(25,475)	(20,845)
Total property and equipment, net	$70,341	$74,658

Depreciation and amortization expense was $2.3 million for each of the three months ended June 30, 2025 and 2024, and $4.6 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$5,025	$7,918
Accrued research and development costs	4,757	3,633
Accrued property and equipment	—	254
Other accrued and current liabilities	723	424
Total accrued and other liabilities	$10,505	$12,229

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively, and $2.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively. The total cash paid for operating leases included in the operating cash flows were $5.6 million and $7.6 million for the six months ended June 30, 2025 and 2024, respectively. The weighted average remaining lease term was 8.6 years for the corporate office, laboratory space leases, and additional facility as of June 30, 2025. The weighted average discount rate was 9.7% as of June 30, 2025.

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

Maturities of operating lease liabilities under existing operating leases as of June 30, 2025 were as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining six months)	$6,952
2026	12,621
2027	13,041
2028	13,477
2029	13,927
2030 and thereafter	57,458
Total undiscounted future minimum lease payments	117,476
Less imputed interest	(38,934)
Total operating lease liabilities	$78,542
Operating lease liabilities:
Current	$6,912
Non-current	71,630
Total lease liability	$78,542

Sublease Agreements

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments commenced in the second quarter of 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the three and six months ended June 30, 2025, was not material.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of June 30, 2025, and December 31, 2024.

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

Under the terms of the CRISPR Agreement, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NKX070 product candidate, NK+T product candidate, and the potential future CAR NK program. The related impact of the cost sharing activities are included in research and development expense on the condensed statements of operations and comprehensive loss. Expenses related to services performed by the Company are classified as research and development expenses. Payments received from CRISPR for partial reimbursement of expenses are recorded as a reduction of research and development expenses. Reduction of research and development expense resulting from partial reimbursement from CRISPR was immaterial for the three and six months ended June 30, 2025 and 2024. The Company has deprioritized further development of NKX070 and NK+T.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of June 30, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

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

As of June 30, 2025, a total of 14,380,237 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 3,102,841 shares were available for issuance under the 2020 Plan as of June 30, 2025.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the six months ended June 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,069,194	$10.55	7.0	$263
Granted	4,399,619	2.12
Forfeited	(2,093,064)	5.91
Outstanding at June 30, 2025	11,375,749	$8.15	6.4	$18
Exercisable at June 30, 2025	5,704,049	$12.64	4.1	$18
Vested and expected to vest at June 30, 2025	11,375,749	$8.15	6.4	$18

The weighted average grant date fair value of stock option grants was $1.72 and $5.04 per share for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the six months ended June 30, 2025:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2024	1,167,911	$6.71	1.4
Granted	778,078	2.50
Vested	(327,242)	6.87
Forfeited	(786,448)	4.82
Outstanding at June 30, 2025	832,299	$4.49	1.7

The weighted average grant date fair value of restricted stock units was $2.50 and $6.01 per share for the six months ended June 30, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of June 30, 2025, 2,217,069 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of June 30, 2025, employee contributions to the ESPP were immaterial and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$878	$2,205	$1,991	$4,405
General and administrative	1,175	2,209	2,896	4,377
Total share-based compensation	$2,053	$4,414	$4,887	$8,782

The total unrecognized compensation cost related to unvested stock options was $15.1 million, which is expected to be recognized over a weighted average remaining service period of 2.7 years as of June 30, 2025.

The total unrecognized compensation cost related to unvested restricted stock units was $3.1 million, which is expected to be recognized over a weighted average remaining service period of 2.9 years as of June 30, 2025.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement (as defined below), pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of June 30, 2025, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

10. Income Taxes

There was no provision for income taxes recorded during the three and six months ended June 30, 2025, and 2024. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

Public Law No. 119–21, enacted on July 4, 2025, as H.R. 1 during the 119th Congress and formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” ("2025 Reconciliation Act") establishes statutory changes to federal tax, spending, and regulatory policy, with key provisions taking effect beginning January 1, 2026. The 2025 Reconciliation Act contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is in the process of evaluating the 2025 Reconciliation Act’s impact on its financial statements.

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

A reconciliation to the net loss for the three and six months ended June 30, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	7,718	9,921	$23,615	$20,409
Facilities expenses	4,771	4,706	9,336	9,352
Direct external development program expenses	4,850	4,475	10,270	11,068
Other segment expenses (2)	5,463	4,937	11,012	9,349
Total segment expenses:	22,802	24,039	54,233	50,178
Segment loss	(22,802)	(24,039)	(54,233)	(50,178)

Reconciling items:
Depreciation and amortization	(2,331)	(2,262)	(4,630)	(4,517)
Share-based compensation	(2,053)	(4,414)	(4,887)	(8,782)
Interest income	3,970	5,724	8,346	8,970
Other income (expense), net	239	(2)	444	(4)
Net loss	$(22,977)	$(24,993)	$(54,960)	$(54,511)

(1) Personnel related expenses include ($0.1) million and $5.0 million of severance and other benefits expense for the three and six months ended June 30, 2025, respectively.

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

The following table provides details of the severance and other termination benefit expense with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheet as of June 30, 2025 (in thousands):

	No Future Service Period Required	Future Service Period Required	Total
Total severance and other benefits, at fair value	$5,118	$250	$5,368

Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	5,118	—	5,118
Payments made during the period	(1,833)	—	(1,833)
Liability balance, March 31, 2025	$3,285	$—	$3,285
(Credit)/Expense recognized during the period	(192)	106	(86)
Payments made during the period	(1,834)	—	(1,834)
Liability balance, June 30, 2025	$1,259	$106	$1,365

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

Leadership

On June 6, 2025, the Company announced the appointment of Shawn Rose, M.D. Ph.D as the Company’s Chief Medical Officer and Head of Research and Development, effective June 23, 2025.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX019	$4,462	$4,134	$9,217	$7,624
NKX101	388	341	1,053	3,444
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	6,939	9,985	16,370	20,380
Others	8,989	8,670	18,310	16,919
Total research and development costs	$20,778	$23,130	$44,950	$48,367

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$20,778	$23,130	$(2,352)	$44,950	$48,367	$(3,417)
General and administrative	6,408	7,585	(1,177)	18,800	15,110	3,690
Total operating expenses	27,186	30,715	(3,529)	63,750	63,477	273
Loss from operations	(27,186)	(30,715)	3,529	(63,750)	(63,477)	(273)
Other income (expense), net:
Interest income	3,970	5,724	(1,754)	8,346	8,970	(624)
Other income (expense), net	239	(2)	241	444	(4)	448
Total other income, net	4,209	5,722	(1,513)	8,790	8,966	(176)
Net loss	$(22,977)	$(24,993)	$2,016	$(54,960)	$(54,511)	$(449)

Research and development expenses. Research and development expenses were $20.8 million and $23.1 million for the three months ended June 30, 2025 and 2024, respectively. Research and development expenses were $45.0 million and $48.4 million for the six months ended June 30, 2025 and 2024, respectively.

The decrease of $2.4 million for the three months ended June 30, 2025 was primarily due to the following:

•
a $3.1 million decrease in personnel costs primarily from lower salaries and wages, bonus expense, and share based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025;
•
a $0.4 million increase in program costs primarily from higher clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases, which was partially offset by lower manufacturing and materials expenses; and
•
a $0.3 million increase in other research costs, primarily consisting of higher consulting expenses, equipment maintenance costs, and depreciation expense, which was partially offset by lower laboratory supplies due to lower headcount.

The decrease of $3.4 million for the six months ended June 30, 2025 was primarily due to the following:

•
a $4.0 million decrease in personnel costs primarily from lower salaries and wages, bonus expense, and share based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025;
•
a $0.8 million decrease in program costs primarily from lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized, which was partially offset by higher manufacturing, materials, and clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases; and
•
a $1.4 million increase in other research costs, primarily consisting of higher consulting expenses, equipment maintenance costs, and depreciation expense.

General and administrative expenses. General and administrative expenses were $6.4 million and $7.6 million for the three months ended June 30, 2025 and 2024, respectively, and $18.8 million and $15.1 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.2 million for the three months ended June 30, 2025 was primarily due to a $1.4 million decrease in personnel and facilities expenses, which was partially offset by a $0.3 million increase in legal and consulting expenses. The increase of $3.7 million for the six months ended June 30, 2025 was primarily due to the $5.1 million severance expenses resulting from the reduction in force completed in March 2025 and a $0.7 million increase in legal and consulting expenses, which was partially offset by a $2.0 million decrease in personnel and facilities expenses.

Interest income. Interest income was $4.0 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively, and $8.3 million and $9.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.8 million and $0.6 million for the three and six months ended June 30, 2025, respectively, were primarily due to lower average investment balances and lower average interest rates in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash, cash equivalents, restricted cash and investments of $334.0 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

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

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of June 30, 2025, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

We have incurred net losses and negative cash flows from operations since our inception. As of June 30, 2025, we had an accumulated deficit of $599.2 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of June 30, 2025 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(48,365)	$(50,400)
Net cash provided by (used in) investing activities	73,829	(86,140)
Net cash provided by financing activities	77	225,898
Net increase in cash and cash equivalents	$25,541	$89,358

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $48.4 million primarily due to a net loss of $55.0 million adjusted for a decrease in net change in operating assets and liabilities of $1.1 million, which was offset by net non-cash charges of $7.6 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $4.9 million, depreciation and amortization of $4.6 million, which was offset by investment accretion and amortization of $2.8 million.

Net cash used in operating activities for the six months ended June 30, 2024 was $50.4 million primarily due to a net loss of $54.5 million adjusted for a decrease in net change in operating assets and liabilities of $7.3 million, which was offset by net non-cash charges of $11.4 million. The change in net operating assets and liabilities was primarily due to an increase in interest receivable and prepaid expenses for the maintenance of laboratory equipment, and a decrease in accruals and operating lease liability. The non-cash charges primarily consisted of stock-based compensation of $8.8 million, depreciation and amortization of $4.5 million, which was offset by investment accretion and amortization of $3.0 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $73.8 million, which consisted primarily of proceeds from the maturities of marketable securities of $163.9 million, partially offset by the purchase of marketable securities of $89.4 million and the purchase of property and equipment of $0.7 million.

Net cash used in investing activities for the six months ended June 30, 2024 was $86.1 million, which consisted primarily of the purchase of marketable securities of $214.3 million and the purchase of property and equipment of $2.5 million, partially offset by proceeds from the maturities of marketable securities of $130.7 million.

Financing Activities

There was immaterial cash provided by financing activities for the six months ended June 30, 2025.

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

Material Cash Requirements

As of June 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Other than our policy for restructuring as discussed in Notes 1 and 12 to our condensed financial statements, there have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2025 and December 31, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and president, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and president concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission ("SEC") on March 26, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and filed with the SEC on May 14, 2025, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $55.0 million, $108.8 million and $117.5 million for the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $599.2 million as of June 30, 2025. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of June 30, 2025, we had cash, cash equivalents, restricted cash, and investments of $334.0 million. Our research and development expenses were $96.8 million for the year ended December 31, 2023, $96.7 million for the year ended December 31, 2024, $48.4 million for the six months ended June 30, 2024, and $45.0 million for the six months ended June 30, 2025.

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

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.*

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. We are enrolling patients in our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1 clinical trial to evaluate NKX019, our lead CAR NK-cell product candidate, in patients with lupus nephritis ("LN") and primary membranous nephropathy ("pMN"). We are also enrolling patients in our Ntrust-2 clinical trial ("Ntrust-2"), a multi-center, open-label, dose-escalation Phase 1 clinical trial that will evaluate the safety and clinical activity of NKX019 in patients with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). Although both NKX019 and another product candidate have been in Phase 1 clinical trials for certain hematologic malignancies, we have stopped enrolling new patients in those clinical trials. Although we may explore our options for implementing certain changes in those programs, we cannot guarantee that we will pursue any further development of our product candidates for the treatment of hematologic malignancies in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

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

NKX019 is in Phase 1 clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN in our Ntrust-1 clinical trial, and in May 2025, we announced the addition of pMN as an indication to our Ntrust-1 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with refractory LN. In June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV in our Ntrust-2 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with scleroderma, myositis, and AAV. In May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to the administration of NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, pMN, scleroderma, myositis, or AAV will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, pMN, scleroderma, myositis, AAV, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, pMN, scleroderma, myositis, AAV, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

If our ongoing Phase 1 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Multiple commercially available therapeutic agents that target CD19, as well as others that are in various stages of development, are now being evaluated in clinical trials for the treatment of various autoimmune diseases including in the indications in which we are developing NKX019, thereby providing significant competition for clinical trial sites, investigators, and patients. The newness of cell therapy as a potential treatment for autoimmune patients at sites has also contributed to, and may continue to contribute to, delays in the initiation of clinical trial sites and in the enrollment of patients in our NKX019 autoimmune trials. We have had significant enrollment challenges and may continue to have significant enrollment challenges in our Ntrust-1 and Ntrust-2 clinical trials. We may also have enrollment challenges in our other autoimmune trials in the future.

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

In May 2025, we announced the modification of the LD prior to administration with NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. As a result, physicians may exercise more caution when enrolling patients in our clinical trials. In addition, as the current administration continues to pursue cost-cutting measures, including reducing funding to academic research centers, the impact on industry-sponsored clinical research, as a result, and our business is currently unclear. A reduction of resources at these clinical sites also is likely to have an impact on patient enrollment as academic research centers decide how to allocate limited resources. If we are unable to enroll a sufficient number of patients in our clinical trials in a timely manner, our completion of clinical trials may be delayed or may not be achieved, which would prevent us from further developing or commercializing our product candidates in certain patient subpopulations or at all.

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

Killer immunoglobulin-like receptor ("KIR") molecules are found on the surface of NK cells and recognizes certain Human Leukocyte Antigen ("HLA") types. If there is a match between certain KIR molecules and the HLA type, KIR acts as a natural inhibitor of NK cell activity, thereby serving to prevent immune reactions against an individual’s own cells. In our Phase 1 clinical trials, the product candidate is manufactured from unrelated donors and administered to recipients regardless of specific KIR phenotype (i.e. used “off-the-shelf”). As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials.

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

Our preclinical pipeline programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all.*

In order to obtain FDA or other regulatory authority approval to market a new biological product we must demonstrate safety, manufacturing comparability, purity, potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. NKX019 is our only product candidate currently in clinical development. Since NKX101 and NKX070 have been deprioritized, all of our other active programs are currently in preclinical development. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2025, we had 110 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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

Further, generative artificial intelligence ("AI") resources that are publicly available present a risk that our employees, consultants, contractors or collaborators may inadvertently obtain, incorporate or use a third party’s intellectual property.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of June 30, 2025, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

We may fail to obtain or enforce assignments of intellectual property rights from our employees, consultants and contractors.*

While it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing an enforceable agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Furthermore, our assignment agreements may not be self-executing or may be breached, and we may be forced to bring or defend claims to determine the ownership of what we regard as our intellectual property, and we may not be successful in such claims. If we fail in bringing or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could materially adversely affect our business, financial condition, results of operations and growth prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

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

The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.*

Our Ntrust-1 clinical trial is evaluating NKX019 in patients with refractory LN and pMN. Our Ntrust-2 clinical trial is evaluating NKX019 in patients with refractory scleroderma, patients with myositis who have failed at least one treatment, and patients with relapsed or refractory AAV. We do not know at this time whether either NKX019 or any of our product candidates will be safe for use in humans or whether they will demonstrate any efficacy against autoimmune diseases. If the efficacy is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

There is significant uncertainty related to third-party coverage and reimbursement of newly approved drug products. In the United States, third-party payors, including government payors such as Medicare and Medicaid, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. Medicare and Medicaid are increasingly used as models for the development of private payors’ and government payors’ coverage and reimbursement policies. Currently, few cell therapy products have been approved for coverage and reimbursement by the Centers for Medicare and Medicaid Services ("CMS"), the agency responsible for administering Medicare. It is difficult to predict what third payors, including CMS, will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, since there is no body of established protocols and precedents for these types of drug products. The change in the Presidential administration, including new leadership of CMS and the enactment of Public Law No. 119–21 as H.R. 1 during the 119th Congress and formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” ("2025 Reconciliation Act"), may result in a change in priorities, and prior rulemaking may be materially altered or abandoned. Moreover, reimbursement agencies in other countries, such as those in Europe, may be more conservative than CMS.

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

There have also been a number of proposals in the United States, at both the federal and state level, to control the escalating cost of healthcare, including the cost of drug treatments, patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and we expect that coverage and reimbursement for new therapies will be increasingly restricted. For example, certain states, including California, have implemented state-level cost containment strategies, which could adversely impact adoption of higher-cost medicines that are new to the market. Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Most significantly, on August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes provisions that will, among others: (i) direct CMS to negotiate the price of certain single-source prescription drugs reimbursed under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law; (ii) impose requirements on drug manufacturers to provide rebates to CMS under Medicare Part B and Medicare Part D as a penalty for price increases that outpace inflation; (iii) cap Medicare Part D beneficiaries’ annual out-of-pocket drug expenses to $2,000 starting in 2025, effectively eliminating the “donut hole” for Medicare Part D; and (iv) delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The IRA also extends enhanced subsidies for individuals purchasing coverage in a health insurance marketplace through plan year 2025. The effect of the IRA on our business and the healthcare industry in general is not yet known, but we continue to evaluate its potential impact. In addition, the current administration is pursuing other measures to reduce the cost of drugs in the United States. For example, on July 4, 2025, the 2025 Reconciliation Act, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, was signed into law. Additionally, in April 2025, an executive order was signed directing the Secretary of HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries, and in May 2025, an executive order was signed, among other things, directing the Secretary of HHS to propose rules that impose “most-favored-nation” pricing and take other measures to reduce the cost of prescription drugs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures, such as those intended to more closely align U.S. drug prices with international drug prices (often referred to as "reference" or "international price index" drug pricing).

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of August 8, 2025, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 58% of our common stock (based on 71,024,512 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of August 8, 2025, we had 74,024,543 shares of common stock outstanding (including pre-funded warrants).

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

The misuse of artificial intelligence could adversely impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

The increasing use and integration of AI technologies, including generative AI and machine learning-based software, present risks and challenges that could materially and adversely affect our operations and business. While we may selectively integrate AI tools following legal and IT review, our current and future collaborators, third party service providers, and other contractors or consultants often may incorporate AI technologies into their platforms or services without disclosing such use to us. These tools may fall short of regulatory or ethical standards concerning privacy and data protection, leading to compromised data integrity, diminished service quality, and potential legal or reputational fallout.

Algorithmic bias and flawed analyses further compound these risks, with security breaches —real or perceived—by us or our third-party partners possibly resulting in the loss of intellectual property and sensitive information. The inadvertent disclosure of proprietary assets through AI systems can erode intellectual property protections and reduce their value. Combined with regulatory uncertainty surrounding AI development, these challenges heighten exposure to liability and adverse business outcomes.

Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1*#	Employment Offer Letter between Nkarta, Inc. and Shawn Rose.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: August 12, 2025	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Nadir Mahmood
Nadir Mahmood
President
(Principal Financial Officer and Principal Accounting Officer)