Form 10-Q
period 2025-09-30
Nkarta, Inc.
filed 2025-11-10
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 71,029,512 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$60,114	$27,873
Short-term investments	222,217	239,481
Prepaid expenses and other current assets	6,944	5,984
Total current assets	289,275	273,338
Long-term investments	31,421	110,392
Restricted cash	2,743	2,743
Property and equipment, net	68,182	74,658
Operating lease right-of-use assets	33,795	36,014
Other long-term assets	1,820	4,058
Total assets	$427,236	$501,203
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,437	$638
Operating lease liabilities, current portion	6,373	6,050
Accrued and other current liabilities	11,178	12,229
Total current liabilities	18,988	18,917
Operating lease liabilities, net of current portion	70,261	74,223
Other long-term liabilities	87	87
Total liabilities	89,336	93,227
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	958,256	951,519
Accumulated other comprehensive income	536	674
Accumulated deficit	(620,899)	(544,224)
Total stockholders’ equity	337,900	407,976
Total liabilities and stockholders’ equity	$427,236	$501,203

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$20,198	$25,250	$65,148	$73,617
General and administrative	7,088	8,544	25,888	23,654
Total operating expenses	27,286	33,794	91,036	97,271
Loss from operations	(27,286)	(33,794)	(91,036)	(97,271)
Other income, net:
Interest income	3,852	5,453	12,198	14,423
Other income (expense), net	1,719	(3)	2,163	(7)
Total other income, net	5,571	5,450	14,361	14,416
Net loss	$(21,715)	$(28,344)	$(76,675)	$(82,855)
Other comprehensive loss:
Net unrealized gain (loss) on investments	174	1,977	(138)	1,706
Comprehensive loss	$(21,541)	$(26,367)	$(76,813)	$(81,149)
Net loss per share, basic and diluted	$(0.29)	$(0.39)	$(1.04)	$(1.26)
Weighted average shares used to compute net loss per share, basic and diluted	74,024,543	73,563,316	73,973,278	65,941,355

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	70,645,139	$7	$951,519	$674	$(544,224)	$407,976
Issuance of common stock upon vesting of restricted stock units	312,415	—	—	—	—	—
Share-based compensation expense	—	—	2,834	—	—	2,834
Unrealized loss on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(31,983)	(31,983)
Balance, March 31, 2025	70,957,554	$7	$954,353	$652	$(576,207)	$378,805
Issuance of common stock upon vesting of restricted stock units	14,827	—	—	—	—	—
Common stock issued under employee stock purchase plan	52,131	—	77	—	—	77
Share-based compensation expense	—	—	2,053	—	—	2,053
Unrealized loss on investments	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	(22,977)	(22,977)
Balance, June 30, 2025	71,024,512	$7	$956,483	$362	$(599,184)	$357,668
Share-based compensation expense	—	—	1,773	—	—	1,773
Unrealized gain on investments	—	—	—	174	—	174
Net loss	—	—	—	—	(21,715)	(21,715)
Balance, September 30, 2025	71,024,512	$7	$958,256	$536	$(620,899)	$337,900

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	49,181,295	$5	$708,706	$8	$(435,434)	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	128,671	—	578	—	—	578
Issuance of common stock upon vesting of restricted stock units	133,595	—	—	—	—	—
Share-based compensation expense	—	—	4,368	—	—	4,368
Unrealized loss on investments	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(29,518)	(29,518)
Balance, March 31, 2024	70,453,561	$7	$938,723	$(127)	$(464,952)	$473,651
Issuance of common stock upon exercise of stock options	14,382	—	90	—	—	90
Issuance of common stock upon vesting of restricted stock units	22,072	—	—	—	—	—
Common stock issued under employee stock purchase plan	68,531	—	158	—	—	158
Share-based compensation expense	—	—	4,414	—	—	4,414
Unrealized loss on investments	—	—	—	(136)	—	(136)
Net loss	—	—	—	—	(24,993)	(24,993)
Balance, June 30, 2024	70,558,546	$7	$943,385	$(263)	$(489,945)	$453,184
Issuance of common stock upon exercise of stock options	208	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	10,000	—	—	—	—	—
Share-based compensation expense	—	—	4,055	—	—	4,055
Unrealized gain on investments	—	—	—	1,977		1,977
Net loss	—	—	—	—	(28,344)	(28,344)
Balance, September 30, 2024	70,568,754	$7	$947,441	$1,714	$(518,289)	$430,873

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(76,675)	$(82,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,660	12,837
Depreciation and amortization	6,936	6,864
Accretion and amortization of premiums and discounts on investments, net	(3,725)	(4,978)
Realized gain on investments	(43)	—
Impairment of right-of-use asset	791	—
Non-cash lease expense	1,428	1,725
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,278	(3,056)
Operating lease liabilities	(3,639)	(3,469)
Accounts payable and accrued and other liabilities	(63)	(2,013)
Net cash used in operating activities	(67,052)	(74,945)
Cash flows from investing activities:
Purchases of property and equipment	(648)	(3,306)
Purchases of investments	(147,149)	(320,659)
Maturities of investments	247,013	198,930
Net cash provided by (used in) investing activities	99,216	(125,035)
Cash flows from financing activities:
Proceeds from stock option exercises	—	669
Proceeds from ESPP purchases	77	158
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	225,073
Net cash provided by financing activities	77	225,900
Net increase in cash and cash equivalents	32,241	25,920
Cash, cash equivalents, and restricted cash beginning of period	30,616	33,783
Cash, cash equivalents, and restricted cash end of period	$62,857	$59,703
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$60,114	$56,960
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$62,857	$59,703
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities resulting from new leases	$—	$579
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$155	$463

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2025, the Company had an accumulated deficit of $620.9 million and cash, cash equivalents, restricted cash and investments of $316.5 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with U.S. generally accepted accounting principle ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 and the notes accompanying them, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the SEC on March 26, 2025.

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

Long-Lived Asset Impairment

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the asset or group of assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for the Company's leases, the Company determines whether there has been an impairment by comparing the carrying value of the group of assets to the anticipated undiscounted net future cash flows associated with the group of assets. If such cash flows are less than the carrying value, the Company writes down the group of assets to its fair value, which may be measured as anticipated net cash flows associated with the group of assets, discounted at a rate that the Company believes a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk. During the third quarter of 2025, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of its common stock, which resulted in the Company’s market capitalization falling below its net asset value. There were no changes in the continued intended use of its long-lived assets. The fair value of the right-of-use assets was determined by discounting the estimated cash flows using observed market lease rates for comparable properties and an estimated market participant borrowing rate of 8.5%. The fair value of property and equipment was estimated using trend factors applied to historical cost data, together with estimates of economic depreciation and expected useful lives. Based on the results of the fair value analyses, the Company recognized an impairment charge of $0.8 million related to the right-of-use asset, which was recorded in the condensed statements of operations for the quarter ended September 30, 2025. The impairment charge is included within general and administrative expenses. No impairment charge was recorded during 2024.

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

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(21,715)	$(28,344)	$(76,675)	$(82,855)
Denominator:
Weighted average common shares outstanding	71,024,512	70,563,285	70,973,247	63,882,940
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	3,000,031	3,000,031	2,058,415
Weighted average shares used to compute net loss per share, basic and diluted	74,024,543	73,563,316	73,973,278	65,941,355
Net loss per share, basic and diluted	$(0.29)	$(0.39)	$(1.04)	$(1.26)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of September 30,
	2025	2024
Common stock options	10,948,880	9,101,686
Restricted stock units	661,636	1,183,129
	11,610,516	10,284,815

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$39,437	$—	$—	$39,437
Commercial paper	Level 2	20,404	—	—	20,404
Total Cash equivalents		59,841	—	—	59,841
Short-term investments:
Corporate debt securities	Level 2	$128,768	$(4)	$366	$129,130
Commercial paper	Level 2	18,426	—	—	18,426
Government securities	Level 2	74,554	(2)	109	74,661
Total short-term investments		221,748	(6)	475	222,217
Long-term investments:
Corporate debt securities	Level 2	$13,815	$—	$42	$13,857
Government securities	Level 2	17,539	(2)	27	$17,564
Total long-term investments		31,354	(2)	69	31,421
Total		$312,943	$(8)	$544	$313,479

		December 31, 2024
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Cash equivalents:
Money market funds	Level 1	$25,617	$—	$—	$25,617
Commercial paper	Level 2	1,395	—	—	1,395
Government securities	Level 2	300	—	—	300
Total cash equivalents		27,312	—	—	27,312
Short-term investments:
Corporate debt securities	Level 2	$124,283	$(38)	$303	$124,548
Commercial paper	Level 2	22,820	—	—	22,820
Government securities	Level 2	92,013	(17)	117	92,113
Total short-term investments		239,116	(55)	420	239,481
Long-term investments:
Corporate debt securities	Level 2	$85,992	$(62)	$332	$86,262
Government securities	Level 2	24,091	(29)	68	24,130
Total long-term investments		110,083	(91)	400	110,392
Commercial paper	Level 2	1,395	—	—	1,395
Total		$376,511	$(146)	$820	$377,185

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $39.4 million and $25.6 million as of September 30, 2025 and December 31, 2024, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Accrued interest receivable related to investments was $2.1 million and $2.5 million as of September 30, 2025 and December 31,

2024, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets. The market participant estimated borrowing rate of 8.5% that was utilized in the discounted cash flow analysis for the impairment of the right-of-use assets is an unobservable level 3 input.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. All of our long-term investments as of September 30, 2025 had maturities between one and two years.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2025 and December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2025 and December 31, 2024. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income/(loss).

During the nine months ended September 30, 2025, the Company received $23.0 million in proceeds from available-for-sale securities called prior to maturity, resulting in an immaterial realized gain and included within maturities of investments. The available-for-sale securities were called within 90 days of the stated maturity. There was no realized gain or loss on available-for-sale securities for the nine months ended September 30, 2024. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$66,618	$66,618
Furniture and fixtures	746	746
Research equipment	18,203	16,914
Computers and software	404	404
Construction in progress	9,992	10,821
Total property and equipment, gross	95,963	95,503
Less accumulated depreciation and amortization	(27,781)	(20,845)
Total property and equipment, net	$68,182	$74,658

Depreciation and amortization expense was $2.3 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively and $6.9 million for each of the nine months ended September 30, 2025 and 2024.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation	$5,675	$7,918
Accrued research and development costs	4,745	3,633
Accrued property and equipment	—	254
Other accrued and current liabilities	758	424
Total accrued and other liabilities	$11,178	$12,229

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.3 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, and $2.6 million and $7.9 million for the three and nine months ended September 30, 2024, respectively. The total cash paid for operating leases included in the operating cash flows were $9.3 million and $9.7 million for the nine months ended September 30, 2025 and 2024, respectively. The weighted average remaining lease term was 8.4 years for the corporate office, laboratory space leases, and additional facility as of September 30, 2025. The weighted average discount rate was 9.8% as of September 30, 2025.

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

Maturities of operating lease liabilities under existing operating leases as of September 30, 2025 were as follows (in thousands):

Year ending December 31,	Amount
2025 (remaining three months)	$3,191
2026	12,621
2027	13,041
2028	13,477
2029	13,927
2030 and thereafter	57,458
Total lease payments	113,715
Less imputed interest	(37,081)
Total operating lease liabilities	$76,634
Operating lease liabilities:
Current	$6,373
Non-current	70,261
Total lease liability	$76,634

Sublease Agreements

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments commenced in the second quarter of 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the three and nine months ended September 30, 2025, was not material.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2025, and December 31, 2024.

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

8. CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a research collaboration agreement (as amended, the "CRISPR Agreement") with CRISPR Therapeutics AG ("CRISPR") to co-develop and co-commercialize an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen ("NKX070") and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells ("NK+T"). The Company and CRISPR have entered into a number of amendments to the CRISPR Agreement to, among other things, revise the transfer of materials, nomination provisions, permit Nkarta's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA"), and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program. Subsequently, pursuant to terms of the CRISPR Agreement, CRISPR elected to exercise its right to opt-out of continuing the research of the initial collaboration product, NKX070. The opt-out became effective in September 2025. The Company retains a license to the initial collaboration product, subject to the same potential future milestone and royalty payments owed to CRISPR as described below for non-collaboration products. Currently, Nkarta is not performing any work on this initial collaboration product and no milestones have been achieved or are probable.

Under the terms of the CRISPR Agreement now, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NK+T product candidate and the potential future CAR NK program. The Company has deprioritized further development of NKX070 and NK+T.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of September 30, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

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

As of September 30, 2025, a total of 14,380,237 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 3,700,373 shares were available for issuance under the 2020 Plan as of September 30, 2025.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2025:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,069,194	$10.55	7.0	$263
Granted	4,450,219	2.12
Forfeited	(2,570,533)	5.64
Outstanding at September 30, 2025	10,948,880	$8.28	6.3	$668
Exercisable at September 30, 2025	6,151,152	$12.14	4.1	$27
Vested and expected to vest at September 30, 2025	10,948,880	$8.28	6.3	$668

The weighted average grant date fair value of stock option grants was $1.72 and $5.05 per share for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the nine months ended September 30, 2025:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2024	1,167,911	$6.71	1.4
Granted	778,078	2.50
Vested	(327,242)	6.87
Forfeited	(957,111)	4.87
Outstanding at September 30, 2025	661,636	$4.34	1.5

The weighted average grant date fair value of restricted stock units was $2.50 and $6.04 per share for the nine months ended September 30, 2025 and 2024, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of September 30, 2025, 2,217,069 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of September 30, 2025, employee contributions to the ESPP were immaterial and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$541	$1,793	$2,532	$6,198
General and administrative	1,232	2,262	4,128	6,639
Total share-based compensation	$1,773	$4,055	$6,660	$12,837

The total unrecognized compensation cost related to unvested stock options was $12.1 million, which is expected to be recognized over a weighted average remaining service period of 2.5 years as of September 30, 2025.

The total unrecognized compensation cost related to unvested restricted stock units was $2.1 million, which is expected to be recognized over a weighted average remaining service period of 2.6 years as of September 30, 2025.

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

10. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2025 and 2024. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

Public Law No. 119–21, enacted on July 4, 2025, as H.R. 1 during the 119th Congress and formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” ("2025 Reconciliation Act") establishes statutory changes to federal tax, spending, and regulatory policy, with key provisions taking effect beginning January 1, 2026. The 2025 Reconciliation Act contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The 2025 Reconciliation Act did not have a material impact for the three and nine months ended September 30, 2025. The Company is in the process of evaluating the 2025 Reconciliation Act’s full year impact on its financial statements for the year ended December 31, 2025.

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

A reconciliation to the net loss for the three and nine months ended September 30, 2025 and 2024 is included at the bottom of the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	8,125	10,674	$31,739	$31,083
Facilities expenses	5,241	4,683	14,577	14,035
Direct external development program expenses	4,644	5,807	14,913	16,876
Other segment expenses (2)	4,406	6,228	15,420	15,576
Total segment expenses:	22,416	27,392	76,649	77,570
Segment loss	(22,416)	(27,392)	(76,649)	(77,570)

Reconciling items:
Depreciation and amortization	(2,306)	(2,347)	(6,936)	(6,864)
Share-based compensation	(1,773)	(4,055)	(6,660)	(12,837)
Impairment of right-of-use asset	(791)	—	(791)	—
Interest income	3,852	5,453	12,198	14,423
Other income (expense), net	1,719	(3)	2,163	(7)
Net loss	$(21,715)	$(28,344)	$(76,675)	$(82,855)

(1) Personnel related expenses include ($0.1) million and $5.0 million of severance and other benefits expense for the three and nine months ended September 30, 2025, respectively.

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

The following table provides details of the severance and other termination benefit expense with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheet as of September 30, 2025 (in thousands):

	No Future Service Period Required	Future Service Period Required	Total
Total severance and other benefits, at fair value	$5,118	$250	$5,368

Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	5,118	—	5,118
Payments made during the period	(1,833)	—	(1,833)
Liability balance, March 31, 2025	$3,285	$—	$3,285
(Credit)/Expense recognized during the period	(192)	106	(86)
Payments made during the period	(1,834)	—	(1,834)
Liability balance, June 30, 2025	$1,259	$106	$1,365
(Credit)/Expense recognized during the period	(121)	95	(26)
Payments made during the period	(671)		(671)
Liability balance, September 30, 2025	$467	$201	$668

13. Employee Retention Credit

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law, providing numerous tax provisions and other stimulus measures. Among these was the Employee Retention Credit ("ERC"), a refundable tax credit against certain employment taxes for qualifying businesses that retained employees on their payroll during the COVID-19 pandemic.

In the third quarter of 2025, the Company received approval and payment from the Internal Revenue Service for ERC claims submitted. The Company received $1.7 million, including interest, in payments related to calendar years 2020 and 2021. This amount, due to the uncertainty of eventual receipt following claims made, was not recognized until receipt. For the three and nine months ended September 30, 2025, $1.5 million was recognized within other income and $0.2 million was recognized in interest income in the condensed statement of operations.

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

In November 2025, we announced that deep B-cell depletion was observed in all patients treated to date who received NKX019 with LD using Flu and Cy versus partial B-cell depletion in patients receiving only Cy. At the same time, we reported the implementation of a streamlined enrollment process that allows participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined independent Data Safety Monitoring Board (“iDSMB”) to inform dose-escalation decisions. This update followed engagement with the U.S. Food and Drug Administration (“FDA”) and authorization by the iDSMB to initiate enrollment in the second dose-escalation cohort.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX019	$4,344	$5,103	$13,560	$12,727
NKX101	300	704	1,353	4,149
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	6,880	10,030	23,250	30,409
Others	8,674	9,413	26,985	26,332
Total research and development costs	$20,198	$25,250	$65,148	$73,617

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$20,198	$25,250	$(5,052)	$65,148	$73,617	$(8,469)
General and administrative	7,088	8,544	(1,456)	25,888	23,654	2,234
Total operating expenses	27,286	33,794	(6,508)	91,036	97,271	(6,235)
Loss from operations	(27,286)	(33,794)	6,508	(91,036)	(97,271)	6,235
Other income (expense), net:
Interest income	3,852	5,453	(1,601)	12,198	14,423	(2,225)
Other income (expense), net	1,719	(3)	1,722	2,163	(7)	2,170
Total other income, net	5,571	5,450	121	14,361	14,416	(55)
Net loss	$(21,715)	$(28,344)	$6,629	$(76,675)	$(82,855)	$6,180

Research and development expenses. Research and development expenses were $20.2 million and $25.3 million for the three months ended September 30, 2025 and 2024, respectively. Research and development expenses were $65.1 million and $73.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The decrease of $5.1 million for the three months ended September 30, 2025 was primarily due to the following:

•
a $3.2 million decrease in personnel costs primarily from lower salaries and wages and share based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025;
•
a $1.2 million decrease in program costs primarily from lower manufacturing and materials expenses, which was partially offset by higher clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases; and
•
a $0.7 million decrease in other research costs, primarily consisting of lower laboratory supplies and facilities expenses due to lower headcount, which was partially offset by higher consulting expenses, equipment maintenance costs, and depreciation expense.

The decrease of $8.5 million for the nine months ended September 30, 2025 was primarily due to the following:

•
a $7.2 million decrease in personnel costs primarily from lower salaries and wages, bonus expense, and share based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025;
•
a $2.0 million decrease in program costs primarily from lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized and lower manufacturing and materials expenses related to NKX019, which was partially offset by higher clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases; and
•
a $0.7 million increase in other research costs, primarily consisting of higher consulting expenses, equipment maintenance costs, and depreciation expense.

General and administrative expenses. General and administrative expenses were $7.1 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively, and $25.9 million and $23.7 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.5 million for the three months ended September 30, 2025 was primarily due to a $1.9 million decrease in personnel expenses and a $0.6 million decrease in legal and consulting expenses, which was partially offset by a $0.8 million ROU asset impairment expense recorded in September 2025 and a $0.2 million increase in facilities expenses allocated to general and administrative expenses. The increase of $2.2 million for the nine months ended September 30, 2025 was primarily due to the $5.0 million severance expenses resulting from the reduction in force completed in March 2025 and a $0.8 million ROU asset impairment expense recorded in September 2025, which was partially offset by a $3.6 million decrease in personnel and facilities expenses.

Interest income. Interest income was $3.9 million and $5.5 million for the three months ended September 30, 2025 and 2024, respectively, and $12.2 million and $14.4 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $1.6 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, were primarily due to lower average investment balances and lower average interest rates in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Other income (expense), net. Other income (expense), net was $1.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, and immaterial for the three and nine months ended September 30, 2024. The increase of $1.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, were primarily due to $1.7 million of recognition of employee retention tax credits received under the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash, cash equivalents, restricted cash and investments of $316.5 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

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

We have incurred net losses and negative cash flows from operations since our inception. As of September 30, 2025, we had an accumulated deficit of $620.9 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of September 30, 2025 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(67,052)	$(74,945)
Net cash provided by (used in) investing activities	99,216	(125,035)
Net cash provided by financing activities	77	225,900
Net increase in cash and cash equivalents	$32,241	$25,920

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $67.1 million primarily due to a net loss of $76.7 million adjusted for a decrease in net change in operating assets and liabilities of $2.4 million, which was offset by net non-cash charges of $12.0 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $6.7 million, depreciation and amortization of $6.9 million, which was offset by investment accretion and amortization of $3.7 million.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $99.2 million, which consisted primarily of proceeds from the sales and maturities of marketable securities of $247.0 million, partially offset by the purchase of marketable securities of $147.1 million and the purchase of property and equipment of $0.6 million.

Net cash used in investing activities for the nine months ended September 30, 2024 was $125.0 million, which consisted primarily of the purchase of marketable securities of $320.7 million and the purchase of property and equipment of $3.3 million, partially offset by proceeds from the maturities of marketable securities of $198.9 million.

Financing Activities

There was immaterial cash provided by financing activities for the nine months ended September 30, 2025.

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

Material Cash Requirements

As of September 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Other than our policy for restructuring as discussed in Notes 1 and 12 to our condensed financial statements, there have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2025 and December 31, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and president, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and president concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission ("SEC") on March 26, 2025, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and filed with the SEC on May 14, 2025, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and filed with the SEC on August 12, 2025, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $76.7 million, $108.8 million and $117.5 million for the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $620.9 million as of September 30, 2025. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of September 30, 2025, we had cash, cash equivalents, restricted cash, and investments of $316.5 million. Our research and development expenses were $96.8 million for the year ended December 31, 2023, $96.7 million for the year ended December 31, 2024, $65.1 million for the nine months ended September 30, 2025, and $73.6 million for the nine months ended September 30, 2024.

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

Impairment of our long-lived assets could have a material adverse effect on our financial condition and results of operations.*

Under U.S. GAAP, we assess our long-lived assets, including property and equipment and lease right-of-use assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. For example, during the quarter ended September 30, 2025, we identified indicators of impairment of our long-lived assets due to a sustained decline in the trading price of our common stock, resulting in our market capitalization being below its net asset value. As a result, we recorded an impairment charge during the quarter ended September 30, 2025.

It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in additional impairment charges to our long-lived assets, which could materially adversely affect our financial condition and results of operations.

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
•
manufacturing and cryopreservation of our cells on a large scale and in a cost-effective manner;
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

NKX019 is in Phase 1 clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN in our Ntrust-1 clinical trial, and in May 2025, we announced the addition of pMN as an indication to our Ntrust-1 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with refractory LN. In June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV in our Ntrust-2 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with scleroderma, myositis, and AAV. In May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to the administration of NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. In November 2025, we announced that deep B-cell depletion was observed in all patients treated to date who received NKX019 with LD using Flu and Cy versus partial B-cell depletion in patients receiving only Cy. At the same time, we reported the implementation of a streamlined enrollment process that allows participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined independent Data Safety Monitoring Board (“iDSMB”) to inform dose-escalation decisions. This update followed engagement with the FDA and authorization by the iDSMB to initiate enrollment in the second dose-escalation cohort.

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

As we evaluate our product candidate, we may decide to modify certain aspects of the clinical trial protocols. For example, in May 2025, we announced the modification of the LD prior to administration with NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD, and in November 2025, we announced the implementation of a streamlined enrollment process that enables participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined iDSMB to inform dose-escalation decisions. The incorporation of these changes into both study protocols and implementation at clinical trial sites may take additional time and resources to implement, resulting in initial delays in enrollment. Specifically, in relation to the modification of the LD, physicians may exercise more caution when enrolling patients in our clinical trials.

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

The clinical development of our product candidates also depends on our ability to manufacture and provide the requisite supply of our product candidates for our clinical trials. Any failure or delays by us to manufacture and provide our product candidates in sufficient quantity and quality for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all. For further details regarding risks related to the manufacture of our product candidates, see “Risks Related to Manufacturing” below, including “—Our manufacturing process is novel and complex, and we may encounter difficulties in production, or difficulties with internal manufacturing, which would delay or prevent our ability to provide a sufficient supply of our product candidates for clinical trials or our products for patients, if approved.” The clinical development of our product candidates also depends on the availability of a sufficient supply of certain other materials and agents used in our clinical trials. For example, our clinical trial protocols require the use of Flu and/or Cy, agents which are routinely used in oncology studies, and which we use in certain of our clinical trial protocols to condition patients for treatment with our product candidates. Further, we may develop certain of our product candidates as a combination therapy with other therapies, which would require the availability and use of those therapeutic agents in certain of our clinical trial protocols. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of our product candidates and other agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

Scaled manufacturing can broaden patient access to off-the-shelf product candidates without requiring additional donors. However, as our product candidates are not genetically modified to reduce naturally occurring cell surface antigens, potential patients may have antibodies against such antigens. We may choose to continue to diversify donor selection with the goal of ensuring we have suitable drug product for broad access. We also continue to analyze donor characteristics that correlate with clinical activity and we may decide to select for donors to enhance activity of our product candidates in the clinic. If it becomes apparent through future preclinical testing or clinical trials that donor selection is required for some or all patients, the production of NKX019 or our other product candidates as standardized, off-the-shelf products for all patients will not be achievable. Instead, we would need to establish an alternative approach for each of our product candidates to achieve coverage of the addressable patient population.

Any reengineering of our product candidates or change to the processes we use to manufacture our product candidates could require the redesign of our clinical protocols and clinical trials for our product candidates, compliance with additional regulatory requirements, significant additional time and resources to complete, and the participation of a significant number of additional clinical trial participants and donors, any of which would delay the clinical development of our product candidates and their eventual commercialization.

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

In 2021, we entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to establish research plans for the purpose of collaboratively designing and advancing up to two allogeneic, gene-edited NK-cell therapies and one allogeneic, gene-edited NK+T-cell therapy for use in the treatment of autoimmune diseases, oncology, or infectious disease up to the filing of an application to a regulatory authority to request the ability to start a clinical trial. The first product candidate that was being developed in partnership with CRISPR was NKX070; however, effective September 2025, CRISPR exercised its right to opt-out of NKX070 pursuant to terms of the CRISPR Agreement. We retain a license to the initial collaboration product, subject to potential future milestone and royalty payments owed to CRISPR. The second product candidate being developed in partnership with CRISPR is NK+T. Both the NKX070 and NK+T programs have been deprioritized, however, to allow us to focus our resources on developing NKX019 for the treatment of B-cell mediated autoimmune diseases.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2025, we had 105 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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

Furthermore, our manufacturing facilities will be subject to ongoing, periodic inspection by the FDA and other comparable regulatory agencies to ensure compliance with cGMP. In the event of reductions to the FDA’s budget, employees and operations, including as a result of a prolonged government shutdown, we may experience delays in scheduling inspections by the FDA. Our failure to follow and document our adherence to these regulations or other regulatory requirements may lead to significant delays in the availability of product candidates for clinical use or may result in the termination of or a hold on a clinical study. Failure to comply with applicable regulations could also result in sanctions being imposed on us, including fines, injunctions, civil penalties, a requirement to suspend or put on hold one or more of our clinical trials, failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates, operating restrictions and criminal prosecutions, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of September 30, 2025, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2045, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

While the U.S. government has not historically exercised its march-in rights, the U.S. Department of Commerce recently announced it is initiating a review of an academic research institute’s compliance with the Bayh-Dole Act, suggesting a potential shift toward stricter enforcement of Bayh–Dole compliance by the current administration, relative to prior administrations. The exercise of any of the foregoing rights of the U.S. government over technology that we own or use in the development and commercialization of our product candidates could prevent us from enjoying the exclusive use of such technology, or could cause us to incur additional expenses in the commercialization of our product candidates. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of November 5, 2025, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 52% of our common stock (based on 71,029,512 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of November 5, 2025, we had 74,029,543 shares of common stock outstanding (including pre-funded warrants).

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

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

Nkarta, Inc.

Date: November 10, 2025	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Nadir Mahmood
Nadir Mahmood
President
(Principal Financial Officer and Principal Accounting Officer)