Form 10-K
period 2025-12-31
Nkarta, Inc.
filed 2026-03-25
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, based on the closing price of a share of common stock on June 30, 2025 as reported by The Nasdaq Stock Market on such date was approximately $82.6 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 18, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, was 71,290,490.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, and the information incorporated herein by reference, particularly in the sections captioned “Business” under Part I, Item 1, “Risk Factors” under Part I, Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Examples of these forward-looking statements include, but are not limited to, statements concerning our financial and business performance, including our future funding requirements, our position, plans, strategies, and timelines (including the availability of disclosure of clinical data from our clinical trials) for the continued and future clinical development and commercial potential of our product candidates and the therapeutic potential, accessibility, tolerability, advantages, and safety profile of NK cell therapies, including NKX019 for the treatment of autoimmune diseases. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Annual Report on Form 10-K. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission (the "SEC"). As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate.

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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies. Our company was founded on the belief that engineered NK cell therapies can transform the lives of patients by offering therapies that are clinically meaningful, broadly accessible and unencumbered by the safety concerns often associated with other cell therapy approaches. Our lead pipeline program is NKX019, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD19 antigen for the treatment of patients with autoimmune diseases. Our CAR NK platform enables an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. We have developed proprietary technologies designed to generate an abundant supply of NK cells, increase NK cell recognition of target antigens, and enhance NK cell fitness to support scalable, off the shelf administration. NKX019 is allogeneic, which means it is produced using cells from a different person than the patient(s) being treated, and it is produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and other diseases, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

NKX019 is currently being studied in an ongoing Phase 1 clinical trial ("Ntrust-1") for lupus nephritis ("LN") and primary membranous nephropathy ("pMN") and a Phase 1 clinical trial ("Ntrust-2") for systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). NKX019 is also being studied in an investigator-sponsored trial ("IST") at Columbia University Irving Medical Center for systemic lupus erythematosus ("SLE") and an IST led by researchers at the University of California, Irvine and the University of Kansas Medical Center in myasthenia gravis ("MG"). NKX019 was initially studied in a Phase 1 clinical trial for certain B-cell malignancies, along with NKX101, a CAR NK product candidate targeting cells that display NKG2D ligands, which was studied in a Phase 1 clinical trial for certain hematologic malignancies. Both oncology studies closed patient enrollment in 2023 and have been deprioritized to direct primary resources to the development of our lead pipeline program, NKX019, for the treatment of autoimmune diseases.

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

NKX019

Our NKX019 autoimmune program is based on the potential to eliminate the pathologic B cells that produce autoantibodies believed to underpin multiple autoimmune diseases via CD19 targeting. These autoantibodies, the immunologic hallmark of many autoimmune diseases, inappropriately recognize antigens expressed in healthy cells, causing various clinical syndromes from the resultant damage to normal tissues. Abnormal B cells are also the cause of multiple hematologic malignancies, including B-cell lymphoma. Approved CD19-directed cell therapies can eliminate these cancerous B cells, resulting in the possibility of durable complete responses in patients that are refractory to other therapies. Targeted depletion of cells from the B-cell lineage as a therapeutic mechanism is common to both autoimmune diseases and B-cell malignancies. This observation, in addition to recent reported studies of patients with autoimmune diseases who had considerable clinical benefit following treatment with CD19-directed cell therapies, support our belief that NKX019 has the potential to be a disease-modifying therapy for autoimmune diseases. Ntrust-1 is a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for LN and pMN. Ntrust-2 is a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for scleroderma, myositis, and AAV, which we believe maximizes the potential success of our clinical trials. In May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to administration of

NKX019 to use a combination of fludarabine ("Flu") and cyclophosphamide ("Cy"), with the option for patients with cytopenias to continue to receive Cy alone as modified LD, in both our Ntrust-1 clinical trial and our Ntrust-2 clinical trial. At that time, we also announced that researchers at the University of California, Irvine initiated an IST of NKX019 in patients with MG.

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

The therapeutic benefit of targeting CD19-positive B cells in patients with SLE has been reported in a recent academic study published in Nature Medicine in September 2022 (Mackensen et al. (2022) Nat. Med. 28:2124-2132). Five patients with severe refractory SLE with LN received an autologous CD19 CAR T-cell therapy following LD with Flu and Cy. All patients showed significant clinical improvement in symptoms, including drug-free remissions after approximately three months. The CAR T cells expanded in all patients, with peak levels occurring around day 9, followed by a rapid decline. There was no high-grade cytokine release syndrome ("CRS"), no neurotoxicity, and no substantial elevation of serum IL-6 levels. Depletion of circulating B cells was rapid yet transient, with B cell numbers returning to normal within two to four months. This transience of depletion contrasts sharply with the CD19 CAR T-cell experience in B-cell malignancies, where B-cell suppression typically exceeds 18 months. Despite the limited persistence of CAR T cells and short-term B-cell suppression, all patients had seroconversion of anti-double-stranded DNA antibodies and ongoing disease control, even after B-cell recovery. A subsequent publication expanded this dataset to eight patients with SLE, all of whom had seroconversion and disease remission (Müller et al. (2024) N Engl J Med 390: 687-700). Median follow up in the group was 15 months with some patients having up to 29 months of remission.

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

We are evaluating NKX019 in clinical trials for the treatment of LN, pMN, scleroderma, myositis, and AAV. We have shown that NKX019 is highly active in vitro against B cells from patients with B-cell mediated autoimmune diseases and continue to evaluate additional potential autoimmune indications for potential clinical investigation.

Continue to progress our proprietary manufacturing capabilities to enable speed, control, flexibility, scalability, and cost efficiency.

We believe that internal cGMP manufacturing capabilities will facilitate clinical product supply, lower the risk of manufacturing disruptions, and enable more cost-effective manufacturing for both clinical and, if successfully developed, commercial supply of our product candidates. We currently manufacture our clinical drug supply at one of our two cGMP facilities in South San Francisco, California. Our second facility is designed to manufacture additional clinical supply, including for potential pivotal clinical trials, and subject to successful scaling and process validation and operational readiness, may support commercial supply of NKX019 or future product candidates.

Based on our current operating plans and assumptions regarding manufacturing scaling and facility performance, we believe our current facilities will be sufficient to meet our anticipated requirements for non-pivotal and pivotal clinical trials, as well as our potential commercial launch.

Continue to advance our CAR NK platform.

Our proprietary NK cell engineering platform is based on a modular and generalizable approach that we believe enables us to generate next generation and new product candidates in a rapid and cost-efficient manner. Our engineered CAR NK cells generally consist of an NK cell engineered with a targeting receptor, OX40 costimulatory domain, CD3ζ(zeta) signaling moiety, and mbIL-15. We believe that the modular nature of our platform and the proprietary technologies we use for the multiplex engineering of NK cells are advantages that can support the generation of new Investigational New Drugs ("INDs") for product candidates with enhanced properties. With these attributes, we plan to continue assessing opportunities to develop additional product candidates focused on novel targets as well as clinically and commercially validated targets.

Continue to evaluate enabling, adjacent or potentially competing technologies, and, where advantageous, seek licenses or collaborations regarding those technologies, to advance our platform.

We continue to evaluate enabling, adjacent, and potentially competing technologies that may enhance our NK cell platform and expand the potential applications of our product candidates. As part of these efforts, we conduct discovery and preclinical research designed to identify new targets, engineering approaches, and manufacturing innovations that may improve the functionality, scalability, or therapeutic potential of our NK cell product candidates. We may also pursue licenses, strategic collaborations, or other partnerships with biotechnology and pharmaceutical companies, academic institutions, or technology providers where such arrangements could accelerate development, broaden our platform capabilities, or support the advancement of our pipeline.

The Immune System and Autoimmune Diseases

The normal role of the immune system is to defend the body’s own tissues against harmful pathogens. However, in autoimmune diseases, the immune system targets the body’s own cells and tissues. This occurs due to the loss of immune tolerance, a mechanism that prevents the immune system from reacting against the body’s own tissues and self-antigens. When immune tolerance is lost, activation of autoreactive immune cells including T and B cells occurs, resulting in T and B cells being unable to recognize the body as “self”. This leads to the body’s own T cells directly attacking target self-antigens and causes B cells to produce autoantibodies that lead to inflammation and tissue damage.

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
•
Transmembrane domain and hinge. This middle portion of the CAR links the target binding domain to the activating elements inside the cell. This transmembrane domain anchors the CAR in the cell’s membrane. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function. The hinge domain, which extends to the exterior of the cell, connects the transmembrane domain to the receptor and provides structural flexibility to facilitate binding to the target antigen on the surface of the target cell.
•
Activating domains. The other end of the CAR, inside the lymphocyte, includes domains responsible for activating the lymphocyte when the CAR binds to its target antigen. The first, found in almost all CAR constructs, is called CD3ζ(zeta) and is the natural basis for lymphocyte activation. The second, called a costimulatory domain, is found in the more recent generations of CARs under development and provides an additional activating signal. Together, these signals trigger lymphocyte activation, resulting in proliferation of the CAR cells and killing of the diseased cells. In addition, activated CAR cells stimulate the secretion of cytokines and other molecules that can thereby recruit and activate additional immune cells to increase killing of the diseased cells.

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
•
Availability restricted to select centers. Administration of CAR T therapies is concentrated at specialized treatment centers due to safety considerations, infrastructure requirements, and logistical complexity. In June 2025, the FDA eliminated the Risk Evaluation and Mitigation Strategy ("REMS") program that had previously applied to then-approved BCMA- and CD19-directed CAR T therapies; however, the administration of these therapies continues to require significant clinical expertise and institutional capabilities.
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

•
Immediate activity. NK cells do not require expansion for maximal activity and peak exposure occurs near the time of infusion. The explosive growth of T cells is believed to be the basis of both their activity and the risk of CRS and immune effector cell-associated neurotoxicity syndrome associated with CAR T cell therapy.
•
Disease-tailored LD. Adoptive cell therapy typically requires LD, which is preparative chemotherapy often with Cy and Flu, to provide an optimal cytokine milieu and suppress the host immune response. However, the pharmacokinetics of NK cells and T cells differ, enabling alternative LD approaches to address these differences. Specifically, the early peak exposure and mbIL-15 engineering of NKX019 allow evaluation of single-agent LD with Cy. A Flu-sparing LD regimen would eliminate potential toxicities of this agent, including cytopenias and myelodysplastic syndromes. Further, Cy is already used by specialist providers for various autoimmune conditions and may provide an opportunity for expanding this potentially disease-modifying to multiple other areas of high unmet need beyond SLE.
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

Challenges with Developing NK Cell Therapies

We believe that the emerging data from our clinical trials of NK cell products along with the prior academic experience with NK cells validate the opportunity for NK cells for the treatment of autoimmune diseases. To achieve a commercially viable engineered NK cell therapy, we believe that a number of challenges inherent with NK cells must be addressed. These include the following:

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

Our NK Cell Engineering Platform

Our cell engineering platform is designed to operationalize the full therapeutic potential of NK cells and address the limitations and challenges of current technologies for engineering T cells and NK cells. The platform is a result of our internal expertise and deep understanding of NK cell biology. It includes proprietary technologies for NK cell expansion, persistence, targeting, genome editing, and cryopreservation. This enables us to generate an abundant supply of NK cells, engineer enhanced NK cell recognition of target antigens, improve the persistence of these cells for sustained activity in the body, and freeze, transport and store our engineered NK cells for off-the-shelf use for the treatment of autoimmune diseases.

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

Persistence. Pharmacokinetics of allogeneic NK cells will be limited by both immune suppression of allogeneic cells following LD, and by the intrinsic half-life of the administered cells. In addition to immune suppression, LD enhances the bioavailability of host cytokines, especially IL-15, which is associated with improved persistence of CAR T cell therapies. The second component of our technology platform is engineering NK cells with mbIL-15 to enhance their persistence without dependence on LD-mediated cytokines, facilitating a disease-tailored approach to LD. Because IL-15 is a selective driver of NK activation and expansion, tethering IL-15 to the surface of our engineered NK cells serves to stimulate the naturally occurring IL-15 receptor on these NKs, and thereby provide weeks of persistence in immune-deficient animal models. Because mbIL-15 selectively stimulates NK cells without elevating soluble IL-15 concentration, we believe that mbIL-15 provides meaningful advantages as compared to secreted IL-15 or the systemic administration of other cytokines such as IL-2 or IL-21. The first graph below shows data from a cell culture experiment which demonstrates the increase of the number and persistence of NK cells engineered with mbIL-15, as compared to unmodified NK cells or NK cells expressing soluble IL-15. The second graph below shows the increased number and persistence in mice of NK cells engineered with mbIL-15, as compared to unmodified NK cells, as a percentage of total peripheral blood mononuclear cells.

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

Targeting and Signaling. The third element of our technology platform is CARs optimized for NK cells, based on extensive preclinical evaluation of different possible constructs. We have performed extensive optimization of the CARs that serve to direct our engineered NK cells to target-cells as well as provide signals that engage the inherent ability of NK cells to target and kill transformed cells. For NKX019, we have found that using the OX40 costimulatory domain enhances the ability of the engineered NK cells to kill cancerous cells repeatedly in several in vitro models, as compared to CAR NK cells that include other costimulatory domains commonly used for CAR T cells. We confirmed these findings in animal models for both product candidates.

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

Cryopreservation. The fifth constituent of our technology platform is cryopreservation of our engineered NK cells, the ability to freeze and store these cells for an extended time. The development of robust cryopreservation techniques is a result of our insight into the biology of engineered NK cells as well as extensive experimental optimization. Based on our preclinical data, we are able to freeze and subsequently thaw individual doses of engineered NK cells without significant loss of cell killing potency of our engineered NK cells. Cryopreservation of our allogeneic CAR NK cells will enable their off-the-shelf use in medical centers around the world, for administration to a patient at any time. Therefore, we believe that our cryopreservation of CAR NK cells will enable us to achieve the attractive commercial profile of an off-the-shelf, allogeneic cell therapy.

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

Schematic of NKX019

CD19 binder
OX40
CD3ζ
CAR
mbIL-15
NKX019

Ntrust-1 Clinical Trial for Lupus Nephritis and Primary Membranous Nephropathy

In October 2023, we announced the clearance of an IND application by the FDA to evaluate NKX019 for the treatment of LN in our Ntrust-1 clinical trial, and in May 2025, we announced the addition of pMN as an indication to our Ntrust-1 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with refractory LN. The clinical trial consists of dose-finding followed by dose-expansion and is designed to identify the recommended Phase 2 dose. Patients receive a three-dose cycle of NKX019 at 1 billion or 1.5 billion cells per dose on Days 0, 3, and 7 following LD with single agent cyclophosphamide, an agent with an established safety profile in SLE and LN. The study is designed to initially enroll up to 12 patients, and in December 2024, we announced the first patient had been dosed. The dosing schema for the clinical trial is shown in the graphic below.

Ntrust-2 Clinical Trial for Additional Autoimmune Diseases

In June 2024, we announced the clearance of an IND application by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV. Ntrust-2 is enrolling patients with scleroderma, myositis, and AAV into parallel cohorts, and NKX019 will be dosed on Days 0, 3, and 7. The study is designed to initially enroll up to 12 patients. The dosing schema for the clinical trial is shown in the graphic below.

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

Manufacturing

Our process for the generation of an allogeneic, off-the-shelf NK cell therapy requires multiple steps. To achieve a commercially viable product, we believe that each of these steps must be scalable, reproducible and cost-effective and must provide consistent cell killing potency of our CAR NK cells once these cells are frozen and then thawed. Therefore, we have focused on developing a manufacturing process that incorporates the following elements:

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

Patents, Trademarks and Proprietary Technology

We protect our intellectual property rights and proprietary technology with a combination of patent rights that we own or license in certain fields of use, trademark rights, confidentiality procedures and contractual provisions. We seek not only to protect our intellectual property rights and proprietary technology in select key global markets, but also to supplement our intellectual property portfolio with new filings and applications to enhance such protection and support commercialization of current and future product candidates. To that end, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. Our patent portfolio consists of a combination of issued patents and pending patent applications licensed from third parties, jointly owned by us with third parties, and owned solely by us. For example, some of our issued patents and patent applications are exclusively licensed to us in therapeutic fields of use from the National University of Singapore ("NUS"), St. Jude Children’s Research Hospital, Inc., or both (collectively, "Licensors"). As of December 31, 2025, our patent portfolio includes at least 55 issued utility patents and at least 200 pending utility patent applications, which are solely owned by us, jointly owned with others, or licensed to us. Our portfolio includes patents and patent applications that relate to NKX019, our NK cell engineering platform (e.g., NK cell expansion and/or persistence), potential future pipeline product candidates, and alternative technologies.

At least 30 of the issued utility patents and at least 50 of the pending utility patent applications in our portfolio are related to our NKX019 product candidate, and include composition-of-matter, manufacturing process, and method-of-use claims (e.g., targeting CD19-expressing cells, including monotherapies and combination therapies). These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are solely owned by us or licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, the Patent Cooperation Treaty, and other jurisdictions outside the United States. Of these pending patent applications, at least 45 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2040, and the estimated expiration dates of the pending utility patent applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, are between approximately 2024 and 2046, with estimated expiration dates subject to any patent term adjustments or extensions. Among these issued utility patents and pending utility patent applications, we have three issued US patents and one pending U.S. patent application with composition-of-matter claims directed to our NKX019 product candidate, all of which are solely owned by us and are estimated to expire in 2040, subject to any patent term adjustments or extensions.

At least 20 of the issued utility patents and at least 15 of the pending utility patent applications in our portfolio are related to our NK cell engineering platform, and include manufacturing process, method-of-use and composition-of-matter claims relating to NK cell expansion and/or NK cell persistence. These issued utility patents include patents in the United States, Europe, Japan, and other jurisdictions outside the United States and are solely owned by us or licensed from Licensors. These pending utility patent applications include applications in the United States, Europe, Japan, and other jurisdictions outside the United States. Of these pending patent applications, at least 10 are solely owned by us, with the remaining licensed from Licensors. The estimated expiration dates of the issued utility patents are between approximately 2024 and 2040, and the estimated expiration dates of the pending utility patent applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, are between approximately 2024 and 2045, with estimated expiration dates subject to any patent term adjustments or extensions. Composition-of-matter claims relating to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent term adjustments or extensions.

In August 2016, we entered into a license agreement with the Licensors. Pursuant to this license, the Licensors granted to us an exclusive, worldwide, royalty-bearing, sublicensable license under specified patents and patent applications related to NK cell technology in the field of therapeutics. Payments to the Licensors pursuant to the license agreement include single-digit royalty payments on commercial sales, a portion of any sublicensing revenue, patent expenses, license maintenance fees and milestone payments upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of our product candidates, in an aggregate amount of up to 5 million Singapore Dollars. The License Agreement also includes certain performance objectives which obligate us to meet various milestones related to the clinical development and commercialization of our product candidates over time for up to 120 months after the effective date of the License Agreement. The term of the license agreement extends until expiration of the last of the patent rights licensed to us by the Licensors, which is currently expected to occur in approximately 2039, subject to any patent term adjustments or extensions. We may terminate the license agreement at will upon 90 days’ prior written notice to the Licensors. The Licensors may terminate the license agreement for certain conditions such as uncured material breach by us, the cession of our business, or our insolvency, liquidation, or receivership.

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

We also protect our brand through trademark rights. As of December 31, 2025, we are the listed owner of the U.S. registered trademark, NKARTA, and 15 related foreign registered trademarks. In addition, we have pending U.S. trademark applications for NKSTIM and NTRUST. In order to supplement the protection of our brand, we also have registered internet domain names.

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

•
preclinical laboratory tests and animal tests conducted under Good Laboratory Practices;
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

Expedited Approval Programs

A sponsor may seek approval of its drug candidate under programs designed to accelerate FDA’s review of INDs and BLA. For example, the FDA may grant fast track designation ("FTD") to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of FTD are the eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted) and accelerated approval, if the application meets relevant criteria.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition affecting fewer than 200,000 individuals in the United States, or in other limited cases. Orphan drug designation ("ODD") must be requested before submitting a BLA. If the FDA grants ODD, the identity of the biological product and its potential orphan disease use are disclosed publicly by the FDA. ODD does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan drugs may be eligible for certain incentives, including tax credits for qualified clinical testing. In addition, a BLA for a product that has received ODD is not subject to a prescription drug user fee unless the application includes an indication other than the rare disease or condition for which the drug was designated. In December 2021, we announced that the FDA granted ODD to our product candidate NKX101 for treatment of acute myeloid leukemia. Generally, if a product that has ODD subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same active moiety for the same indication for seven years, except in limited circumstances, such as another drug’s showing of clinical superiority over the drug with orphan exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care.

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

A large number of biopharmaceutical companies are applying their technology and development capabilities to the field of B-cell mediated autoimmune diseases. These companies are pursuing an array of distinct therapeutic approaches that vary by modality and target. Companies developing autologous cell therapies for autoimmune diseases which compete directly with NKX019 include but are not limited to AstraZeneca, Autolus, Bristol-Myers Squibb, Cabaletta, Cartesian, Gilead, iCell, Juventas, JW Therapeutics, Kyverna, Miltenyi, Novartis, Roche, Rui Therapeutics, and Synthekine. Companies developing allogeneic cell therapies intended to treat autoimmune diseases which compete directly with NKX019 include but are not limited to Adicet, Allogene, Artiva, Atara, CRISPR Therapeutics, Fate Therapeutics, TG Therapeutics, and Sana Biotechnology. A number of companies are seeking to harness the biology of immune cells through engagers designed to direct a patient’s own NK or T cells to eliminate B cells. Companies developing cell engagers which compete directly with NKX019 include Amgen, Candid, Cullinan, Dragonfly Therapeutics, GlaxoSmithKline, GT Biopharma, Innate Pharma, Merck, Ouro, Roche, Servier, Xencor, and Zenas. Lastly, a number of companies are developing therapeutic monoclonal antibodies that directly target surface proteins on B cells. Companies developing therapeutic monoclonal antibodies which compete directly with NKX019 include Amgen, Climb Bio, GlaxoSmithKline, Roche, and Zenas. Companies developing in vivo chimeric antigen receptor approaches targeting autoimmune diseases which compete directly with NKX019 include Abbvie, BMS, and Lilly.

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

Human Capital

We believe that our values – patient first, data driven, intellectually honest, transparent, diverse, inclusive, work/life balance, respectful, humble, creative, and ethical – are the foundations for our team and our behaviors for promoting creativity, innovation and productivity. As of December 31, 2025, we had 108 full-time employees, 28 of whom have advanced degrees including but not limited to Ph.D., M.D. and J.D. degrees. Of these full-time employees, 87 employees are engaged in research and development activities and 21 employees are engaged in finance, business development, human resources, operations and other general and administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good. However, in March 2025, we executed a reduction in workforce, which may negatively impact our relationship with our employees going forward.

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

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $104.1 million and $108.8 million for the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $648.3 million as of December 31, 2025. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of December 31, 2025, we had cash, cash equivalents, restricted cash, and investments of $295.1 million. Our research and development expenses were $96.7 million for the year ended December 31, 2024 and $90.4 million for the year ended December 31, 2025.

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

Impairment of our long-lived assets could have a material adverse effect on our financial condition and results of operations.

Under U.S. generally accepted accounting principles ("U.S. GAAP"), we assess our long-lived assets, including property and equipment and lease right-of-use assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. For example, during the quarter ended September 30, 2025, we identified indicators of impairment of our long-lived assets due to a sustained decline in the trading price of our common stock, resulting in our market capitalization being below its net asset value. As a result, we recorded an impairment charge during the year ended December 31, 2025.

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
•
training a sufficient number of medical personnel on how to administer lymphodepletion regimens and how to properly thaw and administer our cells;
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
•
delays in reaching agreement on acceptable terms with prospective clinical trial sites or contract research organizations ("CROs"), the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites and CROs, including delays due to administrative hurdles, lack of significant prior experience with cell therapy for autoimmune diseases, or competition between cell therapy companies for prospective clinical trial sites and investigators;
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
•
disruptions in the operations of the FDA or other regulatory authorities, including government shutdowns, funding lapses, staffing shortages, changes in agency leadership or policy priorities, or increased regulatory workload, which could delay meetings, inspections, review of submissions, responses to inquiries or other regulatory actions necessary to advance our clinical programs.

For example, after initially studying NKX019 and a second product candidate, NKX101, in Phase 1 clinical trials for hematologic malignancies, we deprioritized development of the product candidates for the treatment of hematologic malignancies to focus our research and development activities on NKX019 for the treatment of autoimmune diseases. Following an interim evaluation of response data in our NKX101 clinical trial for the treatment of relapsed or refractory acute myeloid leukemia or higher risk myelodysplastic syndromes, we decided to deprioritize our NKX101 program. In November 2024, we announced clinical data from our NKX019 clinical trial in B-cell malignancies. The data came from a cohort of heavily pretreated patients with large B-cell lymphoma ("LBCL") whose disease had already progressed following treatment with a CD19 CAR T cell therapy. Based on these data and the highly competitive landscape for the treatment of B-cell malignancies, we have deprioritized the clinical development of NKX019 for the treatment of B-cell malignancies. We do not plan to enroll further patients in our clinical trials for hematologic malignancies, and we cannot guarantee that we will pursue any further development of NKX019 for the treatment of hematologic malignancies in the near future or at all.

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

We may, from time to time, such as for our Ntrust-1 clinical trial, establish partnerships in relation to our clinical trials, receiving advisory services and other support from third parties. For example, we continue to partner with Lupus Therapeutics, the clinical research affiliate of the Lupus Research Alliance, to accelerate development of NKX019 through select sites of the Lupus Clinical Investigators Network. We cannot guarantee that such collaborations will be successful and, in the event they are not, we may lose our competitive advantage and/or incur additional costs.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example, passed in December 2022, the Food and Drug Omnibus Reform Act ("FDORA") requires sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. In addition, actions by the new Presidential administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees and operations, which may lead to slower responses times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Government shutdowns, funding lapses or significant staffing disruptions at the FDA or other regulatory authorities could similarly delay review of our submissions, scheduling of meetings or inspections, or other regulatory interactions necessary to advance our development programs.

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

We cannot guarantee that NKX019 or any other product candidates, that we might develop, will be safe and effective, or will be approved for commercialization, on a timely basis or at all. Although certain of our employees have prior experience with clinical trials, regulatory approvals, and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that NKX019 or any of our other product candidates will be successful in clinical trials or receive regulatory approval. In particular, while we have continued to build autoimmune development capabilities through operational experience and the recruitment of personnel with relevant expertise, our historical focus has been on NK-cell therapies for oncology, and the development of treatments for autoimmune diseases presents different scientific, clinical, regulatory and operational considerations. The FDA, and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. For further details about such reasons, see “—Clinical development involves a lengthy and expensive process with an uncertain outcome, and we may encounter substantial delays due to a variety of reasons outside our control.” Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize NKX019 or any of our other product candidates and could materially adversely affect our business, financial condition, results of operations and growth prospects.

NKX019 is in Phase 1 clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN in our Ntrust-1 clinical trial, and in May 2025, we announced the addition of pMN as an indication to our Ntrust-1 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with refractory LN. In June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV in our Ntrust-2 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with scleroderma, myositis, and AAV. In May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to the administration of NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. In November 2025, we announced that deep B-cell depletion was observed in all participants treated to date who received NKX019 with LD using Flu and Cy versus partial B-cell depletion in patients receiving only Cy. At the same time, we reported the implementation of a streamlined enrollment process that allows participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined independent Data Safety Monitoring Board (“iDSMB”) to inform dose-escalation decisions. This update followed engagement with the FDA and authorization by the iDSMB to initiate enrollment in the second dose-escalation cohort.

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

Although we believe that our allogeneic CD19-targeting CAR NK-cell product candidate NKX019 may have disease-modifying potential in autoimmune diseases, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK-cell therapies, represents a novel approach for the treatment of autoimmune diseases, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune diseases. We cannot guarantee that Ntrust-1, our clinical trial for NKX019 in LN and pMN, Ntrust-2, our clinical trial for NKX019 in scleroderma, myositis, and AAV, or any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune diseases is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups and other companies studying CAR NK-cell therapies for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune diseases, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B cells from our ongoing NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We cannot know with any certainty whether NKX019 will be effective against B-cell mediated autoimmune diseases, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T-cell therapies.

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

Any reengineering of our product candidates or change to the processes we use to manufacture or select our product candidates could require the redesign of our clinical protocols and clinical trials for our product candidates, compliance with additional regulatory requirements, significant additional time and resources to complete, and the participation of a significant number of additional clinical trial participants and donors, any of which would delay the clinical development of our product candidates and their eventual commercialization.

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

Updated data from the dose-escalation portion of our NKX019 Phase 1 clinical trial in B-cell malignancies were reported in December 2022. The most common higher-grade (Grade ≥3) adverse events in the interim data reported for patients in the NKX019 Phase 1 clinical trial for B-cell malignancies were myelosuppression, which is common in the treated patient population after LD. In the dose-escalation phase of the NKX019 Phase 1 clinical trial, certain patients experienced adverse events including transient fevers and infusion-related reactions. Three patients in the NKX019 dose-escalation study were assessed to have cytokine release syndrome ("CRS"), despite the rapid onset and rapid resolution, not consistent with previously described presentations of CRS with CAR T-cell therapies. While the interim data reported to date from our NKX019 Phase 1 clinical trials indicate that NK cell-based therapies may be better-tolerated as compared to T-cell-based therapies due to biologic differences between these cell types, there can be no assurance that patients will not experience CRS, neurotoxicity, Graft-versus-host disease, or other serious adverse events associated with NKX019, any other product candidates we may advance in clinical studies in the future, or the LD administered to patients prior to administration of NKX019 or other product candidates.

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

Although ISTs may provide valuable insights, they also pose regulatory and operational challenges that could impact our ability to bring our product candidates to market. We have limited or no control over the design, administration, and timing of the ISTs and will have no control over the submission or approval of any IND or foreign equivalent required to conduct these trials. We rely on the investigators and physicians to ensure their compliance with clinical and regulatory requirements when using our product candidates for these trials. Such trials may not be conducted in accordance with protocols we would design, good clinical practice standards, or other regulatory requirements in the same manner as our company-sponsored trials. Their failure to comply could expose us to liability.

The ISTs could, depending on the actions of the investigators and other third parties involved in the ISTs, jeopardize the validity of the clinical data generated, identify significant concerns with respect to our product candidates that could impact our findings or clinical trials, and adversely affect our ability to obtain marketing approval from the FDA or other applicable regulatory authorities. To the extent the results of any of these ISTs are inconsistent with, or different from, the results of our current or future company-sponsored trials or raise concerns regarding our product candidates, the FDA or a foreign regulatory authority may question the results of our company-sponsored trials or subject such results to greater scrutiny than it otherwise would. Negative results, serious adverse events, or other unfavorable findings from ISTs may also result in adverse publicity, increased regulatory scrutiny, additional data requests, or reluctance by potential collaborators, investigators or investors to engage with us. In these circumstances, the FDA or such foreign regulatory authorities may require us to obtain and submit additional clinical data, which could delay clinical development or marketing approval of our product candidates.

In addition, while ISTs could be useful to inform our own clinical development efforts or provide other valuable insights, there is no guarantee that we will be able to use the data from these trials to form the basis for regulatory approval of our product candidates. Moreover, the patient population in such trials is at risk for serious adverse events. If these events are attributed to our product candidates, it could negatively impact their safety profile, leading to delays or failure in obtaining regulatory approval or successfully commercializing our drug candidates. Additionally, our supply capabilities may limit patient enrollment in these trials. We may need to restructure or pause supply to enroll sufficient patients in our company sponsored trials, potentially leading to adverse publicity or other disruptions. If we limit or discontinue product supply for ISTs in order to prioritize our company-sponsored clinical trials, this could strain our relationships with investigators or institutions and negatively impact future collaboration opportunities.

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

We may seek approval from the FDA or comparable regulatory authorities through the use of other expedited approval program, such as regenerative medicine advanced therapy ("RMAT") designation, breakthrough therapy designation ("BTD"), fast track designation ("FTD"), or PRIority MEdicine ("PRIME"), from regulatory authorities, for certain product candidates that we develop. A product candidate may receive RMAT designation from the FDA if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence on a clinically meaningful endpoint, indicates that the product candidate has the potential to address an unmet medical need for such condition. A breakthrough therapy is defined by the FDA as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for FTD by the FDA. PRIME is a voluntary scheme launched by the European Medicines Agency ("EMA"), to strengthen support for the development of medicines that target an unmet medical need through enhanced interaction and early dialogue with developers of promising medicines in order to optimize development plans and speed up evaluation to help such medicines reach patients earlier.

Seeking and obtaining these designations is dependent upon results of our clinical program, and we cannot guarantee whether and when we may have the data from our clinical programs to support an application to obtain any such designation. Prior to submitting a BLA, we may seek feedback from the FDA or comparable foreign regulatory authorities and will otherwise evaluate our ability to receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for an expedited regulatory designation (e.g., FTD or BTD), there can be no assurance that such submission or application will be granted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA and the EMA, as applicable, have broad discretion whether or not to grant any of these designations, so even if we believe a particular product candidate is eligible for one or more of these designations, we cannot assure you that the applicable regulatory authority would decide to grant it. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further clinical trials prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. Furthermore, even if we do receive the designations we may apply for, we may not experience a faster development process, review or approval compared to conventional FDA or EMA procedures, as applicable. The FDA or EMA, as applicable, may rescind any granted designations if it believes that the designation is no longer supported by data from our clinical development program.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively low prevalence populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation ("ODD") entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. On December 16, 2021, we announced that the FDA granted ODD to NKX101 for the treatment of acute myeloid leukemia ("AML").

Similarly, in Europe, the European Commission grants ODD after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an ODD application. ODD is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, ODD entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an ODD subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances (“sameness”). The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for ODD or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for our product candidates, that exclusivity may not effectively protect those product candidates from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. ODD neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek ODD for applicable indications for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

Public opinion and scrutiny of cell-based immunotherapies may impact public perception of our company and product candidates, or impair our ability to conduct our business.

Our platform utilizes a relatively novel technology involving the genetic modification of human NK cells derived from adult healthy donors, and utilization of those modified cells in other individuals, and no NK cell-based immunotherapy has been approved to date. Further, many other cell therapies are in development, including NK cells derived from induced pluripotent stem cells, and negative results from those therapies may affect perception of NK-cell therapy derived from adult healthy donors. Public perception may be influenced by claims, such as claims that NK cell-based immunotherapy is ineffective, unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

Our operations, as well as the operations of some of our CROs, contract development and manufacturing organizations ("CDMOs"), and clinical trial sites, may be impacted by future pandemics, epidemics, or outbreaks of infectious disease. For example, as a result of the COVID-19 pandemic, we experienced some delays in completing the construction of our cGMP manufacturing facilities, global supply shortages of certain materials that we and our CDMOs use for research and cGMP manufacturing, employee turnover/attrition, delays and/or disruptions at our CROs, and delays in setting up certain clinical sites and enrollment in our clinical trials.

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

As of December 31, 2025, we had 108 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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
•
loss of revenue;
•
substantial monetary awards to clinical trial participants or patients;
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

Our manufacturing process for NKX019 depends on the use of the Miltenyi CliniMACS® Plus system, and related reagents, all of which are only available from Miltenyi as the sole supplier. In addition, some of these reagents, at the time of procurement, typically expire after approximately four to six months. This short expiration period means that stocking the reagents in large quantities for future needs would not be an effective long-term strategy to mitigate against the risk of shortage due to disruption of the supply chain, including as a result from technical or regulatory constraints or changes in international trade policies. We may experience increased costs to procure these reagents as our current supplies are utilized as a result of tariffs that are imposed.

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

We believe that internal cGMP manufacturing is important to facilitate clinical product supply, lower the risk of manufacturing disruptions and enable more cost-effective manufacturing. We have a cGMP facility in South San Francisco, California that allows us to supply the product candidates needed for our early-stage clinical trials. We have also built and qualified a facility for the commercial-scale manufacture of our product candidates. The qualification, regulatory approvals and maintenance of such facilities require substantial capital and technical expertise and any delay would limit our development activities and our opportunities for growth.

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

Additionally, as our industry expands and more patents are issued, the risk increases that there may be patents issued to third parties that relate to our product candidates and technology of which we are not aware or that we may need to challenge to continue our operations as currently contemplated. As a result, our technology and any future products that we commercialize could be alleged to infringe patent rights or other proprietary rights of third parties, which may require costly litigation and, if we are not successful in defending against such litigation, could cause us to pay substantial damages and/or limit our ability to commercialize our product candidates. Issued patents are entitled to a presumption of validity in many countries, including the United States and many European countries, and issued patents held by others that claim our technology or any of our product candidates may limit our freedom to operate, including our ability to commercialize our product candidates, unless and until these patents expire or are declared invalid or unenforceable in a court of applicable jurisdiction, if we do not obtain a license or other right to practice the claimed inventions. We may decide to file reexaminations, inter partes reviews, and other post-grant proceedings before the United States Patent and Trademark Office ("USPTO") and other comparable proceedings (e.g., oppositions) in foreign jurisdictions, including to challenge the validity of third-party patents that may relate to the areas in which we are developing product candidates and technology. Such proceedings can be unpredictable and time-consuming and can divert management attention and financial resources.

We employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Accordingly, we may be subject to claims that these employees, or we, have used or disclosed trade secrets or other proprietary information of their former employers.

Further, generative artificial intelligence ("AI") resources that are publicly available present a risk that our employees, consultants, contractors or collaborators may inadvertently obtain, incorporate or use a third party’s intellectual property, and may also inadvertently disclose, input or otherwise provide our confidential, proprietary or intellectual property to such AI resources in a manner that could compromise our intellectual property rights.

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

As of December 31, 2025, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2041, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2046, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future, which in turn could materially adversely affect our business, financial condition, results of operations and growth prospects. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unitary Patent Court (the "UPC"). As the UPC is a new court system, there is no precedent for the court or any decisions that it may take, increasing the uncertainty of any litigation. During a seven-year transitional period, patent owners may remove patents, patent applications, and supplementary protection certificates from the jurisdiction of the UPC, provided that no action has been filed before the UPC, by filing a request to opt out of the jurisdiction of the UPC. Such “opted-out” patents will remain or issue as national patents in the UPC countries. Patents under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries that have ratified the UPC agreement. We cannot predict with certainty the long-term effects of any potential changes.

We may fail to obtain or enforce assignments of intellectual property rights from our employees, consultants and contractors.

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

While the U.S. government has not historically exercised its march-in rights, the U.S. Department of Commerce recently announced it was initiating a review of an academic research institute’s compliance with the Bayh-Dole Act, suggesting a potential shift toward stricter enforcement of Bayh–Dole Act compliance by the current administration, relative to prior administrations. The exercise of any of the foregoing rights of the U.S. government over technology that we own or use in the development and commercialization of our product candidates could prevent us from enjoying the exclusive use of such technology, or could cause us to incur additional expenses in the commercialization of our product candidates. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Since its enactment, there have been legislative, judicial, and executive challenges to certain aspects of the ACA, including efforts to repeal or replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandates,” and the Bipartisan Budget Act of 2018 among other things, amends the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, the 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer. Congress could continue to consider other legislation to repeal or replace certain elements of the ACA, and it is unclear how other efforts, if any, to challenge, repeal or replace the ACA, and other healthcare reform measures, will impact our business.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. We also rely extensively on third-party vendors, CROs, clinical trial sites, contract manufacturers and other service providers that process personal and other sensitive information on our behalf. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

We face risks associated with cybersecurity threats, including ransomware attacks, phishing schemes, system intrusions, data exfiltration and other unauthorized access to or misuse of our systems or the systems of our third-party providers. A security breach or other incident affecting us or our vendors could result in the unauthorized disclosure of sensitive information, including clinical trial data, personal information or proprietary business information, and could disrupt our operations, delay our clinical development programs, give rise to lawsuits along with associated costs of defense and/or potential liabilities, prompt regulatory actions, or result in loss of confidence by clinical trial participants, partners or investors.

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

New laws also are being enacted and considered at both the state and federal levels. For example, the California Consumer Privacy Act (the "CCPA"), which went into effect on January 1, 2020, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA also allows for statutory fines for noncompliance (up to $7,500 per violation) and includes a private right of action for certain data breaches. Although there are some exemptions for clinical trial data and health information, the CCPA may impact our business activities and increase our compliance costs and potential liability. In addition, the California Privacy Rights Act (the "CPRA") expanded the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal data. The CPRA also created the new California Privacy Protection Agency (the “CPPA”) to implement and enforce the CCPA and the CPRA, which could increase compliance costs. Regulations under the CPRA became effective in February 2024. The CPPA finalized new regulations in September 2025 that will require certain companies to conduct annual cybersecurity audits; these audits are due starting April 1, 2028, April 1, 2029 and April 1, 2030 depending on the revenues and amount of personal information collected by the business. In addition, starting January 1, 2026, covered businesses must conduct risk assessments involving certain kinds of processing that pose a significant risk to consumers and set up notice and opt-out and access procedures for the use of automated decision-making technology in connection with certain kinds of significant decisions involving consumers. Similar laws have been passed in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maine, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Some of these laws provide for significant civil penalties, statutory damages, class action exposure and expanded regulatory enforcement authority. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Additionally, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, if we conduct clinical trials in the European Economic Area ("EEA"), we may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 ("GDPR") imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing privacy and data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Regulatory guidance and enforcement practices under the GDPR continue to evolve, and interpretations by supervisory authorities or courts may require us to modify our data processing practices or incur additional compliance costs.

In particular, national laws of member states of the European Union are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. These differing national requirements may increase the complexity and cost of conducting clinical trials across multiple EU member states and could result in delays or additional administrative burdens.

In the event we conduct clinical trials in the EEA, we must also ensure that we implement and maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the United States, in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. Legal developments affecting cross-border data transfer mechanisms, including challenges to the validity of transfer frameworks or contractual safeguards, could require us to implement additional technical, contractual or organizational measures or could limit our ability to transfer clinical trial data internationally. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current and, in particular, future data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. In addition, any material data protection investigation, enforcement action or publicized data security incident could result in reputational harm, operational disruption or delays in our clinical development activities. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

As of March 18, 2026, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 38% of our common stock (based on 71,290,490 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of March 18, 2026 we had 74,290,521 shares of common stock outstanding (including pre-funded warrants).

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

We are a “smaller reporting company” and we rely on exemptions from certain disclosure and governance requirements applicable to smaller reporting companies, as a result of which our common stock may be less attractive to investors.

We are a “smaller reporting company” as defined by applicable rules of the SEC. We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. Although we no longer qualify as an emerging growth company, as long as we continue to qualify as a smaller reporting company and do not otherwise become an “accelerated filer” or “large accelerated filer,” we may continue to rely on scaled disclosure requirements, including the exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation and certain other disclosures in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive if we rely on smaller reporting company exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

At December 31, 2025, we had federal and state net operating losses ("NOLs") carryforwards of approximately $298.1 million and $65.1 million, respectively. Federal NOLs generated in periods after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020. As described above under “We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future,” we have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. Under the Internal Revenue Code of 1986 (the "Code"), a corporation is generally allowed a deduction for NOLs carried over from a prior taxable year. Under that provision, we can carry forward our NOLs to offset our future taxable income, if any, until such NOLs are used or expire, in the case of federal NOLs generated prior to 2018. The same is true of other unused tax attributes, such as tax credits. The amounts of our unused carryovers of NOLs and tax credits as of December 31, 2017, and a description of the valuation allowance we have recorded with respect to those items, are set forth below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, under the Tax Act, the amount of post-2017 federal NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely.

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

Algorithmic bias and flawed analyses further compound these risks, with security breaches—real or perceived—by us or our third-party partners possibly resulting in the loss of intellectual property and sensitive information. The inadvertent disclosure of proprietary assets through AI systems can erode intellectual property protections and reduce their value. Combined with regulatory uncertainty surrounding AI development, these challenges heighten exposure to liability and adverse business outcomes.

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

Various macroeconomic factors could adversely affect our business, results of operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties, such as those resulting from the current and future conditions in the banking system and the global financial markets, as well as from the implementation of policies by the new Presidential administration. Economic tensions and changes in international trade policies, including, for example, the recent widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials, and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary pressures and recessionary fears. In addition, the imposition of export controls, sanctions, import restrictions or other trade barriers, as well as non-tariff retaliatory measures by other countries, could limit the availability of, or increase the cost of, critical raw materials, reagents, consumables, equipment or services that we rely on for research, clinical development and manufacturing. Inflation has negatively impacted us and could continue to negatively impact us by increasing our cost of labor (through higher wages), commercial support, construction, manufacturing and clinical supply expenditures. Current inflationary pressures, if sustained, could have a negative impact on our operations. We may also experience volatility in foreign currency exchange rates in connection with payments to foreign vendors, which could increase our operating expenses.

In addition, interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our ability to raise capital in order to fund our operations, if needed. Financial conditions affecting the banking system and financial markets may threaten our ability to access our cash, as well as our access to letters of credit or other funding necessary to support our business, which may require us to find additional sources of cash or funding on short notice. Similarly, these macroeconomic factors could affect the ability of our third-party manufacturers, contractors or suppliers to manufacture materials required for our product candidates on a cost effective basis, if at all. Supply chain disruptions, labor shortages or financial distress affecting our vendors or financial institutions could result in delays in our clinical trials or manufacturing activities.

Further changes in U.S. and international governmental policies on a variety of matters such as trade, tariffs and manufacturing policies may further exacerbate an uncertain macroeconomic environment, which would adversely affect the U.S. economy and financial markets. In addition, disruptions in U.S. government operations, including government shutdowns, funding lapses, staffing shortages or changes in regulatory agency priorities, could delay regulatory review of our product candidates, inspections of our facilities, or other governmental actions necessary to support our development programs or access to the capital markets.

These factors, individually or collectively, could materially and adversely affect our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures following an initial transition period available to public companies. In particular, we must evaluate our systems and procedures, and test our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, for as long as we are a “smaller reporting company” and are not classified as an “accelerated filer” or “large accelerated filer,” our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. .Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we do not comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Governance Related to Cybersecurity Risks

Management is responsible for identifying and assessing material risks for the business on an ongoing basis, including in relation to cybersecurity. As part of this process, our IRT is tasked with implementing and maintaining our cybersecurity programs, including establishing processes to ensure that potential cybersecurity risk exposures are monitored and putting in place appropriate mitigation measures. Our President oversees our information technology department which monitors the prevention, detection, mitigation, and remediation of cyber incidents, if any, and reports all potential incidents and an initial assessment of such incident to the IRT and has over 5 years of experience with overseeing risk, compliance, and information technology functions.

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

Item 2. Properties.

Our facilities are located at three leased sites. The first site, located at 6000 Shoreline Court, South San Francisco, California, consists of approximately 28,469 square feet of office and laboratory space and is primarily used for manufacturing activities. Of this office and laboratory space, approximately 14,697 square feet was subleased as of December 31, 2025. Our lease covering multiple suites at this site expires in July 2030, and our subleases expire in November 2027 and July 2030. The second site, located at 750 Gateway Boulevard, South San Francisco, California, consists of 510 square feet of vivarium and laboratory space, and is primarily used for preclinical research. Our agreement that provides for our use of these vivarium and laboratory spaces expires in December 2028. The third site, located at 1150 Veterans Boulevard, South San Francisco, California, consists of 88,000 square feet of office and laboratory space and is primarily used for research, clinical, manufacturing and corporate activities. This lease expires in 2034. As a result of moving our main offices and research activities to the Veterans location in 2023, we vacated certain suites at the 6000 Shoreline Court location. We sublease some of these suites while still maintaining sufficient office and laboratory space to allow our team to continue to develop our proprietary programs. We believe that these facilities are sufficient to meet our current needs.

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

Holders of Common Stock

As of March 18, 2026, there were approximately 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company pioneering the development of allogeneic, off-the-shelf engineered natural killer ("NK") cell therapies. Our lead pipeline program is NKX019, a chimeric antigen receptor-natural killer ("CAR NK") product candidate targeting the CD19 antigen for the treatment of patients with autoimmune diseases. Our CAR NK platform enables an on-demand, off-the-shelf approach involving scaled manufacturing to broaden patient access. We have developed proprietary technologies designed to generate an abundant supply of NK cells, increase NK cell recognition of target antigens, and enhance NK cell fitness to support scalable, off the shelf administration. NKX019 is allogeneic, which means it is produced using cells from a different person than the patient(s) being treated, and it is produced in quantity, then frozen and therefore available for treating patients without delay, unlike autologous cell therapies, which are derived from a patient’s own cells and must be manufactured as needed for each patient. We believe that engineered NK cells have the potential to be effective and accessible therapies for autoimmune diseases and other diseases, be well tolerated, and avoid some of the toxicities observed with other cell therapies.

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

Our Ntrust-1 clinical trial ("Ntrust-1") is a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for lupus nephritis ("LN") and primary membranous nephropathy ("pMN"). Our Ntrust-2 clinical trial ("Ntrust-2") is a multi-center, open-label, dose-escalation Phase 1 clinical trial of NKX019 for systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis") and antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"). In order to maximize the potential success of both our Ntrust-1 clinical trial and our Ntrust-2 clinical trial, in May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to administration of NKX019 to use a combination of fludarabine ("Flu") and cyclophosphamide ("Cy"), with the option for patients with cytopenias to continue to receive Cy alone as modified LD. At that time, we also announced that researchers at the University of California, Irvine initiated an investigator-sponsored trial ("IST") of NKX019 in patients with myasthenia gravis ("MG"). NKX019 is also being studied in an IST at Columbia University Irving Medical Center in patients with systemic lupus erythematosus ("SLE").

In November 2025, we announced that deep B-cell depletion was observed in all patients treated to date who received NKX019 with LD using Flu and Cy versus partial B-cell depletion in patients receiving only Cy. At the same time, we reported the implementation of a streamlined enrollment process that allows participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined independent Data Safety Monitoring Board ("iDSMB") to inform dose-escalation decisions. This update followed engagement with the U.S. Food and Drug Administration ("FDA") and authorization by the iDSMB to initiate enrollment in the second dose-escalation cohort.

Since the commencement of our operations in 2015, we have devoted substantially all our resources in support of our product development efforts, hiring personnel, raising capital to support and expand such activities and providing general and administrative support for these operations. We have incurred net operating losses since inception and have not generated any revenue from product sales. In the future, we expect that our operating expenses will significantly increase as we continue to develop and seek regulatory approvals for our product candidates, continue to engage in other research and development activities to expand our pipeline of product candidates, maintain and expand our intellectual property portfolio, maintain and expand our product manufacturing capabilities, and ultimately establish a commercial organization. We have funded our operations primarily through the issuance of Company stock and intend to raise additional capital to fund operations until such time that we are able to generate sufficient revenues to cover our operating expenses. We may seek additional funding through the issuance of common stock, including through equity or debt financing or collaborations or partnerships with other companies. The amount and timing of our future funding requirements will depend on many factors, including, among other things, the pace and results of our clinical development efforts for our product candidates. We may not be able to raise additional capital on terms acceptable to us, or at all. Any failure to raise capital as and when needed would compromise our ability to execute our business plan and may cause us to undertake cost containment measures and/or significantly delay, scale back or discontinue the development of some of our programs. We have also incurred increased operating expenses since becoming a public company, which we expect will further increase when we are no longer able to rely on certain “smaller reporting company” exemptions we are afforded as further described below. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

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

The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Year Ended December 31,
	2025	2024
Direct external development program expenses:	(in thousands)
NKX019	$22,146	$16,215
NKX101	1,156	5,239
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	30,565	39,866
Others	36,562	35,424
Total research and development costs	$90,429	$96,744

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

While we continue to closely manage our expenditures, including following our cost containment measures, we still expect our general and administrative expenses will increase in the future in support of increased research and development activities and to reflect increased costs associated with operating as a public company. These anticipated increased costs will include increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, insurance premiums and investor relations costs.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	90,429	96,744	(6,315)
General and administrative	31,568	31,450	118
Total operating expenses	121,997	128,194	(6,197)
Loss from operations	(121,997)	(128,194)	6,197
Other income, net:
Interest income	15,494	19,317	(3,823)
Other income, net	2,419	87	2,332
Total other income, net	17,913	19,404	(1,491)
Net loss	$(104,084)	$(108,790)	$4,706

Research and development expenses

Research and development expenses were $90.4 million and $96.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $6.3 million was attributable primarily to the following:

•
a $9.3 million decrease in personnel costs primarily from lower salaries and wages, bonus expense, and share-based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025;
•
a $0.9 million decrease in other research costs, primarily consisting of research supplies and facility expenses as a result of reduction in headcount;
•
a $1.8 million increase in program costs primarily from higher clinical spending related to NKX019 to support Phase I clinical trials in autoimmune diseases, which were partially offset by lower manufacturing, materials, and clinical expenses related to NKX101 as the program was deprioritized and reduced manufacturing and materials expenses related to NKX019; and
•
a $2.1 million increase in consulting expenses, partially as a result of the reduction in force.

General and administrative expenses

General and administrative expenses were $31.6 million and $31.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $0.1 million was primarily due to the following:

•
a $4.9 million increase in severance expenses resulting from the March 2025 reduction in force;
•
a $0.8 million increase due to an impairment of right-of-use assets in 2025 and no impairment expense in 2024;
•
a $4.2 million decrease in personnel-related expenses primarily from lower salaries and wages, bonus expense, and share-based compensation expense recognized due to lower headcount as a result of the reduction in force; and
•
a $1.4 million decrease in rent and other facilities expense primarily due to the termination of the lease for one of our suites in July 2025.

Interest income

Interest income was $15.5 million and $19.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $3.8 million was primarily due to lower average investment balances and lower yields in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Other income, net

Other income, net was $2.4 million for the year ended December 31, 2025 and immaterial for the year ended December 31, 2024. The increase of $2.3 million was primarily due to $1.5 million of recognition of employee retention tax credits received under the CARES Act and $0.8 million from sublease income which commenced in December 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents, restricted cash and short-term and long-term investments of $295.1 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

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

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of December 31, 2025, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

We have incurred net losses and negative cash flows from operations since our inception. As of December 31, 2025, we had an accumulated deficit of $648.3 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents, restricted cash and short-term and long-term investments as of December 31, 2025 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(88,699)	$(99,696)
Net cash provided by (used in) investing activities	100,319	(129,555)
Net cash provided by financing activities	141	226,084
Net increase (decrease) in cash and cash equivalents	$11,761	$(3,167)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 of $88.7 million was primarily due to a net loss of $104.1 million, adjusted for a decrease in net change in operating assets and liabilities of $0.4 million, which was offset by an increase in net non-cash charges of $15.8 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses for the maintenance of laboratory equipment and interest receivable, and a decrease in accounts payable, accruals, and operating lease liability. The non-cash charges primarily consisted of stock-based compensation of $8.6 million, depreciation and amortization of $9.2 million, which was offset by investment accretion and amortization of $4.6 million.

Net cash used in operating activities for the year ended December 31, 2024 of $99.7 million was primarily due to our net loss of $108.8 million, adjusted for a decrease in net change in operating assets and liabilities of $12.2 million, which was offset by an increase in net non-cash charges of $21.3 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses for the maintenance of laboratory equipment and interest receivable, and a decrease in accounts payable, accruals, and operating lease liability. The non-cash charges primarily consisted of stock-based compensation of $16.7 million, depreciation and amortization of $9.2 million, which was offset by investment accretion and amortization of $6.9 million.

Investing Activities

Net cash used by investing activities was $100.3 million for the year ended December 31, 2025 comprised of the purchase of marketable securities of $238.6 million and the purchase of property and equipment of $1.2 million, partially offset by proceeds from the maturities of marketable securities of $340.1 million.

Net cash used by investing activities was $129.6 million for the year ended December 31, 2024 comprised of the purchase of marketable securities of $406.4 million and the purchase of property and equipment of $4.4 million, partially offset by proceeds from the maturities of marketable securities of $281.2 million.

Financing Activities

There was immaterial cash provided by financing activities for the year ended December 31, 2025.

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

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2025 are $111.8 million.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of assets and liabilities in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial accruals, share-based compensation, pre-funded warrants and impairment of long-lived assets. We base our estimates and assumptions on historical experience, known trends and events, and various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Recently Issued Accounting Pronouncements

See Recent Accounting Pronouncements in Note 2 to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of December 31, 2025 and 2024.

Segment Information

We have one business activity and operate in one reportable segment.

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our prospectuses and in our periodic reports and proxy statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Nkarta, Inc.

Index to Financial Statements

For the years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nkarta, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nkarta, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Mateo, California

March 25, 2026

NKARTA, INC.

Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,634	$27,873
Short-term investments	236,645	239,481
Prepaid expenses and other current assets	6,233	5,984
Total current assets	282,512	273,338
Long-term investments	16,107	110,392
Restricted cash	2,743	2,743
Property and equipment, net	66,721	74,658
Operating lease right-of-use assets	34,429	36,014
Other long-term assets	1,697	4,058
Total assets	$404,209	$501,203
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,089	$638
Operating lease liabilities, current portion	6,889	6,050
Accrued and other current liabilities	13,288	12,229
Total current liabilities	22,266	18,917
Operating lease liabilities, net of current portion	69,531	74,223
Other long-term liabilities	87	87
Total liabilities	91,884	93,227
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 54,350,179 shares authorized; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2025 and 2024; 71,078,531 and 70,645,139 shares issued and outstanding at December 31, 2025 and 2024, respectively	7	7
Additional paid-in capital	960,219	951,519
Accumulated other comprehensive income	407	674
Accumulated deficit	(648,308)	(544,224)
Total stockholders' equity	312,325	407,976
Total liabilities and stockholders' equity	$404,209	$501,203

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	90,429	96,744
General and administrative	31,568	31,450
Total operating expenses	121,997	128,194
Loss from operations	(121,997)	(128,194)
Other income, net:
Interest income	15,494	19,317
Other income, net	2,419	87
Total other income, net	17,913	19,404
Net loss	$(104,084)	$(108,790)
Comprehensive loss:
Net loss	(104,084)	(108,790)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(267)	666
Comprehensive loss	$(104,351)	$(108,124)
Net loss per share, basic and diluted	$(1.41)	$(1.60)
Weighted-average shares outstanding used in computing basic and diluted net loss per share	73,991,197	67,865,323

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity
Balance at December 31, 2023	49,181,295	$5	$708,706	$(435,434)	$8	$273,285
Issuance of common stock and pre-funded warrants, net of issuance costs of $15,027	21,010,000	2	225,071	—	—	225,073
Issuance of common stock upon exercise of stock options	144,128	—	668	—	—	668
Issuance of common stock upon vesting of restricted stock units	165,667	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	144,049	—	343	—	—	343
Share-based compensation expense	—	—	16,731	—	—	16,731
Net unrealized gain on investments	—	—	—	—	666	666
Net loss	—	—	—	(108,790)	—	(108,790)
Balance at December 31, 2024	70,645,139	$7	$951,519	$(544,224)	$674	$407,976
Issuance of common stock upon exercise of stock options	10,630	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	327,242	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	95,520	—	141	—	—	141
Share-based compensation expense	—	—	8,559	—	—	8,559
Net unrealized loss on investments	—	—	—	—	(267)	(267)
Net loss	—	—	—	(104,084)	—	(104,084)
Balance at December 31, 2025	71,078,531	$7	$960,219	$(648,308)	$407	$312,325

See accompanying notes to the financial statements.

NKARTA, INC.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(104,084)	$(108,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,559	16,731
Depreciation and amortization expense	9,193	9,152
Accretion of discount and amortization of premium on investments, net	(4,580)	(6,912)
Non-cash lease expense	1,951	2,286
Realized gain on investments	(94)	—
Impairment of right-of-use asset	791	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,113	(1,365)
Operating lease liabilities	(5,011)	(6,416)
Accounts payable and accrued and other liabilities	2,463	(4,469)
Other long-term liabilities	—	87
Net cash used in operating activities	(88,699)	(99,696)
Cash flows from investing activities:
Purchases of investments	(238,565)	(406,376)
Proceeds from maturities of investments	340,092	281,230
Purchases of property and equipment	(1,208)	(4,409)
Net cash provided by (used in) investing activities	100,319	(129,555)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	225,073
Proceeds from employee stock purchase plan purchases	141	343
Proceeds from stock option exercises	—	668
Net cash provided by financing activities	141	226,084
Net increase (decrease) in cash and cash equivalents	11,761	(3,167)
Cash, cash equivalents and restricted cash at beginning of year	30,616	33,783
Cash, cash equivalents and restricted cash at end of year	$42,377	$30,616
Reconciliation of cash, cash equivalents and restricted cash to the balance sheets:
Cash and cash equivalents	$39,634	$27,873
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$42,377	$30,616
Supplemental disclosures of non-cash investing activities:
Acquisitions of property and equipment recorded in accounts payable and accrued and other current liabilities	$390	$343
Right-of-use assets recognized in exchange for operating lease liability	$1,157	$579
Decrease in right-of-use asset and lease liability due to termination	$—	$2,229

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has a limited operating history, has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of December 31, 2025, the Company had an accumulated deficit of $648.3 million and cash, cash equivalents, restricted cash and short-term and long-term investments of $295.1 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

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

The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued liabilities and other current liabilities approximate their fair value due to the short-term nature of these accounts.

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

Restricted Cash

The Company is required to maintain letters of credit related to its office and lab space leases in South San Francisco. This cash is the collateral for those letters of credit and per the terms of the leases, must remain in place until one to two months after the termination of the leases. As the remaining terms of the leases as of December 31, 2025 is greater than one year, the related restricted cash has been classified as non-current.

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

Impairment of Long-Lived Assets

The carrying value of long-lived assets, including property and equipment and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. During the third quarter of 2025, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of its common stock, which resulted in the Company’s market capitalization falling below its net asset value. There were no changes in the continued intended use of its long-lived assets. The fair value of the right-of-use assets was determined by discounting the estimated cash flows using observed market lease rates for comparable properties and an estimated market participant borrowing rate of 8.5%. The fair value of property and equipment was estimated using trend factors applied to historical cost data, together with estimates of economic depreciation and expected useful lives. Based on the results of the fair value analyses, the Company recognized an impairment charge of $0.8 million related to the right-of-use asset, which was recorded in the statements of operations for the year ended December 31, 2025. The impairment charge is included within general and administrative expenses. No additional impairment charges were recognized subsequent to the third quarter of 2025, and no impairment charge was recorded during 2024.

Restructuring

Employee severance costs are recorded based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with Accounting Standards Codification (“ASC”) Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”). Under ASC 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service over a period extending past the minimum notification period, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred. See Note 14 for additional information on the severance expense that the Company recognized for employees terminated in connection with the reduction in force.

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

Share-Based Compensation

Share-based compensation expense represents the cost of the grant-date fair value of employee, officer, director, and non-employee stock option, employee stock purchase plan, and restricted stock unit grants, estimated in accordance with the applicable accounting guidance, recognized using the straight-line method over the vesting period for service-based options, employee stock purchase plan rights and restricted stock units. The vesting period generally approximates the expected service period of the awards. Forfeitures are recognized and accounted for as they occur.

The fair value of stock options and employee stock purchase plan rights are estimated using a Black-Scholes option pricing model on the date of grant. This method requires the use of the fair value of the underlying common stock and certain assumptions as inputs, including the expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected term of the employee stock purchase plan rights equals the six-month look-back period. The expected volatility is determined by using a blended approach of the Company's historical stock price volatility and the historical stock price volatility for a select group of other publicly traded companies in the same industry. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury ("U.S. Treasury") yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options. The fair value of restricted stock units is based on the closing price of the Company's common stock as reported on The Nasdaq Global Select Market on the date of grant.

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

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted this standard in the fiscal year beginning January 1, 2025 and implemented the applicable disclosure requirements within this annual report on a prospective basis.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03"). In January 2025, the FASB issued ASU 2025-0, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. These amendments require public entities to disclose specified information about certain costs and expenses on an interim and annual basis and is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact on the financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(104,084)	$(108,790)
Denominator:
Weighted average common shares outstanding	70,991,166	65,570,217
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	2,295,106
Weighted average shares used to compute net loss per share, basic and diluted	73,991,197	67,865,323
Net loss per share, basic and diluted	$(1.41)	$(1.60)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	December 31,
	2025	2024
Common stock options	10,737,203	9,069,194
Restricted stock units	648,959	1,167,911
	11,386,162	10,237,105

4. Fair Value of Financial Instruments

The following tables summarize the fair value of the Company’s financial instruments (in thousands). Prior period amounts have been reclassified to conform to the current period presentation:

		Fair Value Measurements Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$33,869	$33,869	$—	$—
Commercial paper	5,264	—	5,264	—
Total cash equivalents	$39,133	$33,869	$5,264	$—
Short-term investments:
Corporate debt securities	$134,847	$—	$134,847	$—
Commercial paper	25,952	—	25,952	—
U.S. Treasury securities	66,849	—	66,849	—
U.S. government agency securities	8,997	—	8,997	—
Total short-term investments	$236,645	$—	$236,645	$—
Long-term investments:
Corporate debt securities	$11,759	$—	$11,759	$—
U.S. Treasury securities	$4,029	$—	$4,029	$—
U.S. government agency securities	319	—	319	—
Total long-term investments	$16,107	$—	$16,107	$—
Total	$291,885	$33,869	$258,016	$—

		Fair Value Measurements Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$25,617	$25,617	$—	$—
Commercial paper	1,395	—	1,395	—
U.S. government agency securities	300	—	300	—
Total cash equivalents	$27,312	$25,617	$1,695	$—
Short-term investments:
Corporate debt securities	$124,548	$—	$124,548	$—
Commercial paper	22,820	—	22,820	—
U.S. Treasury securities	78,691	—	78,691	—
U.S. government agency securities	13,422	—	13,422	—
Total short-term investments	$239,481	$—	$239,481	$—
Long-term investments:
Corporate debt securities	$86,262	$—	$86,262	$—
U.S. Treasury securities	18,088	—	18,088	—
U.S. government agency securities	6,042	—	6,042	—
Total long-term investments	$110,392	$—	$110,392	$—
Total	$377,185	$25,617	$351,568	$—

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

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $33.9 million and $25.6 million included in cash equivalents as of December 31, 2025 and 2024, respectively, were classified as Level 1 instruments.

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

The Company has classified its investment securities as current and non-current assets on the balance sheets based on each security's maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. All of our long-term investments as of December 31, 2025 had maturities between one and two years.

The following tables summarize the Company’s investments as of December 31, 2025 and 2024 (in thousands):

		December 31, 2025
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$134,582	$(4)	$269	$134,847
Commercial paper	1 year or less	25,952	—	—	25,952
U.S. Treasury securities	1 year or less	66,753	—	96	66,849
U.S. government agency securities	1 year or less	8,970	—	27	8,997
Corporate debt securities	Greater than 1 year	11,757	(3)	5	11,759
U.S. Treasury securities	Greater than 1 year	4,013	—	16	4,029
U.S. government agency securities	Greater than 1 year	318	—	1	319
Total		$252,345	$(7)	$414	$252,752

		December 31, 2024
	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Corporate debt securities	1 year or less	$124,283	$(38)	$303	$124,548
Commercial paper	1 year or less	22,820	—	—	22,820
U.S. Treasury securities	1 year or less	78,593	(9)	107	78,691
U.S. government agency securities	1 year or less	13,420	(8)	10	13,422
Corporate debt securities	Greater than 1 year	85,992	(62)	332	86,262
U.S. Treasury securities	Greater than 1 year	18,074	(27)	41	18,088
U.S. government agency securities	Greater than 1 year	6,017	(2)	27	6,042
Total		$349,199	$(146)	$820	$349,873

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2025 and 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2025 and 2024. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. During the twelve months ended December 31, 2025, the Company received $37.0 million in proceeds from available-for-sale securities called prior to maturity, resulting in an immaterial realized gain and included within maturities of investments. The available-for-sale securities were called within 90 days of the stated maturity. No investments were sold or called prior to their original maturity date during 2024. Unrealized gains and losses are included in accumulated other comprehensive income (loss).

The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company's policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to investments was $2.0 million and $2.5 million as of December 31, 2025 and 2024, respectively.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$3,819	$3,249
Other current assets	2,414	2,735
Total prepaid expenses and other current assets	$6,233	$5,984

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	December 31,
	2025	2024
Leasehold improvements	$66,487	$66,618
Furniture and fixtures	668	746
Research equipment	17,576	16,914
Computers and software	373	404
Construction-in-progress	10,568	10,821
Total property and equipment, gross	95,672	95,503
Less accumulated depreciation and amortization	(28,951)	(20,845)
Total property and equipment, net	$66,721	$74,658

Depreciation and amortization expense was $9.2 million for each of the years ended December 31, 2025 and 2024.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation	$6,065	$7,918
Accrued research and development costs	6,443	3,633
Accrued property and equipment	—	254
Other accrued and current liabilities	780	424
Total accrued and other liabilities	$13,288	$12,229

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$9,423	$10,578
Variable lease expense (1)	954	1,247
Total lease expense	$10,377	$11,825

(1) Variable lease expense for the periods presented primarily included common area maintenance charges.

Supplemental information related to operating leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12,567	$14,680

The weighted-average remaining lease term was 8.1 years for the corporate office and laboratory space leases as of December 31, 2025. The corporate office lease includes an option to renew for an additional seven years. However, the renewal option was not included in the lease term for calculating the lease liability, as the renewal option allows the Company to maintain operational flexibility, and the Company was not reasonably certain that it would exercise the renewal option at the time of the lease commencement. The weighted-average discount rate was 9.7% as of December 31, 2025.

Maturities of operating lease liabilities under existing operating leases as of December 31, 2025 were as follows (in thousands):

Year ending December 31,	Amount
2026	$13,039
2027	13,474
2028	13,924
2029	13,927
2030	12,960
2031 and thereafter	44,498
Total lease payments	111,822
Less imputed interest	(35,402)
Total operating lease liabilities	$76,420
Operating lease liabilities:
Current	6,889
Non-current	69,531
Total lease liability	$76,420

Initial Lease Agreement

In May 2018, the Company entered into a lease agreement for corporate office and laboratory space located in South San Francisco, California with an expiration date in May 2025 (the "Initial Lease Agreement"). In April 2019, the Company executed the first amendment to the Initial Lease Agreement for additional corporate space, laboratory space and manufacturing capabilities. In May 2020, the Company executed the second amendment to the Initial Lease Agreement for additional corporate space and laboratory space in the same building. The lease for this additional space commenced in January 2021. In January 2021, the Company signed a third amendment to the Initial Lease Agreement for additional space in the same building. The lease amendment for this additional space commenced in April 2021 and expired in March 2024. In October 2021, the Company signed a fourth amendment to the Initial Lease Agreement for additional space in the same building, that commenced in April 2022. All space leased under the Initial Lease Agreement, together with the first amendment, second amendment, and fourth amendment to the Initial Lease Agreement, has a lease term through July 31, 2030, with an option to extend the lease for an additional seven-year term. This lease extension option was not considered in the right-of-use assets or the lease liability as the Company did not consider it reasonably certain the option would be exercised. In December 2024, the Company executed a sixth amendment to the Initial Lease Agreement, which updated the lease termination date for one of the spaces in the same building to July 31, 2025. In connection with the amendment, the Company agreed to pay the landlord a termination fee of $1.1 million, $0.6 million of which was paid in December 2024 and the remaining paid in July 2025. As a result of the modification, the Company decreased its right-of-use asset and lease liability each by $2.2 million.

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

Vivarium Lease Agreement

In October 2025, the Company entered into a lease modification agreement for dedicated space in a vivarium in South San Francisco, California, with an expiration date of December 31, 2028. As a result of the modification agreement in 2025, the Company increased its right-of-use asset and lease liability each by $1.1 million.

Sublease Agreements

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased corporate office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments commenced in 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the years ended December 31, 2025 and 2024, was not material.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of December 31, 2025 and 2024.

Letters of Credit

The Company has $2.7 million in letter of credit agreements with a financial institution that are used as collateral for the Company’s corporate headquarters’ operating leases. The letters of credit automatically renew annually without amendment unless cancelled by the financial institutions within 30 to 60 days of the annual expiration date. The letters of credit are presented as restricted cash in the balance sheets.

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

8. Collaboration and License Agreements

CRISPR Collaboration Agreement

On May 5, 2021, the Company entered into a Research Collaboration Agreement with CRISPR (as amended, the "CRISPR Agreement") to co-develop and co-commercialize an allogeneic, off-the-shelf CAR NK product candidate targeting the CD70 tumor antigen and an allogeneic, off-the-shelf product candidate that comprises both engineered NK cells and engineered T cells. The Company and CRISPR have entered into a number of amendments to the CRISPR Agreement to, among other things, revise the transfer of materials, nomination provisions, permit the Company's advancement of CRISPR-licensed product candidates targeting a specified tumor antigen (the "Specified TA"), and incorporate associated development and regulatory approval milestones and sales based royalties. In addition, the Company has received licenses from CRISPR for five CRISPR-Cas9 gene editing targets that can be engineered into an unlimited number of its own NK cell products. CRISPR also has an option to co-develop and co-commercialize a future CAR NK program. Subsequently, pursuant to terms of the CRISPR Agreement, CRISPR elected to exercise its right to opt-out of continuing the research of the initial collaboration product, NKX070. The opt-out became effective in September 2025. The Company retains a license to the initial collaboration product, subject to the same potential future milestone and royalty payments owed to CRISPR as described below for non-collaboration products. Currently, the Company is not performing any work on this initial collaboration product and no milestones have been achieved or are probable.

Under the terms of the CRISPR Agreement now, the Company and CRISPR share equally in all research and development costs and potential profits worldwide related to the NK+T product candidate and the potential future CAR NK program. The Company has deprioritized further development of NKX070 and NK+T.

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of December 31, 2025, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

MaxCyte License Agreement

On October 26, 2021, the Company entered into a license agreement (the "MaxCyte Agreement") with MaxCyte, Inc. ("MaxCyte") to obtain non-exclusive clinical and commercial rights to use MaxCyte's cell loading technology to develop and commercialize in up to ten licensed products.

In connection with the MaxCyte Agreement, the Company must pay to MaxCyte annual research license fees and commercialization license fees, ranging from $0.1 million to $0.3 million, for each instrument licensed by the Company. Further, the Company could be required to make milestone payments to MaxCyte upon completion of certain regulatory and commercial milestones related to the clinical development and commercialization of certain of the Company’s licensed products. The aggregate potential milestone payments range from $10 million to $13 million per licensed product. Additionally, the Company may be required to make net sales milestone payments totaling between $61.9 million to $116.8 million per licensed product. As of December 31, 2025, no milestones have been achieved.

University of Singapore and St. Jude Children’s License Agreement

In August 2016, the National University of Singapore ("NUS") and St. Jude Children’s Research Hospital ("St. Jude") and the Company entered into a license agreement under which NUS and St. Jude (the "Licensors") granted the Company an exclusive, royalty-bearing, worldwide license to its patent rights related to a method for expanding NK cells; a chimeric receptor with NKG2D specificity; and a method for supporting autonomous NK cell function ("NUS and St. Jude License Agreement"). The NUS and St. Jude License Agreement provides the Company with the rights to grant and authorize sublicenses to make, have made, use, sell, offer for sale and import products and otherwise exploit the patent rights.

As consideration for the license, the Company made an upfront payment of $31,800 and issued NUS 250,000 shares of the Company’s common stock. The Company determined that the upfront payment (42,750 Singapore Dollars (“SGD”)) and value of the common stock issued ($2,500 based on fair value at time of issuance) as part of the license agreement would be expensed upon execution of the contract as the license was acquired for research and development purposes which does not have alternative future uses, and the underlying technology has not reached technological feasibility, hence the Company expensed these costs during 2016.

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

The Company recorded $37,000 of license maintenance fees included as part of research and development expenses for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, no milestones have been achieved.

9. Employee Benefits

On January 1, 2018, the Company adopted a defined contribution 401(k) plan that is available to eligible employees. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation, limited to the maximum amount allowable under federal tax regulations. As part of the plan, the Company elected to make non-matching contributions via mandatory 3% of compensation safe harbor nonelective contributions. The Company recognized $1.0 million and $0.9 million for expense related to the nonelective 401(k) contributions for the years ended December 31, 2025 and 2024, respectively.

10. Stockholders’ Equity

Common Stock

On June 13, 2024, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of total authorized shares of the Company's common stock, $0.0001 par value per share, from 100,000,000 to 200,000,000 shares.

Common stockholders are entitled to dividends if and when declared by the Company’s Board of Directors subject to the prior rights of the preferred stockholders. As of December 31, 2025 and 2024, no dividends on common stock had been declared by the Company’s Board of Directors.

Follow-on Offerings

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of December 31, 2025, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

In accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria.

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

As of December 31, 2025, a total of 14,380,237 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 3,914,097 shares were available for new award grants under the 2020 Plan as of December 31, 2025.

The following table summarizes the stock option activity during the year ended December 31, 2025 (in thousands, except number of shares, exercise prices and contractual term):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,069,194	$10.55	7.0	$263
Granted	4,614,869	2.12
Exercised	(10,630)	0.02
Forfeited	(2,936,230)	5.88
Outstanding at December 31, 2025	10,737,203	$8.22	6.6	$134
Exercisable at December 31, 2025	6,073,982	$12.12	4.7	$2
Vested and expected to vest at December 31, 2025	10,737,203	$8.22	6.3	$134

The aggregate intrinsic value represents the difference between the exercise price of stock options and the quoted closing market price of the Company’s common stock on the applicable date for all in-the-money stock options.

Additional information related to the Company’s stock options is summarized below (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Weighted-average grant-date fair value of stock option grants per share	$1.72	$5.02
Intrinsic value of options exercised	$22	$798

The following table summarizes the restricted stock unit activity during the year ended December 31, 2025:

	Number of shares	Weighted-average grant date fair value per share	Weighted- average remaining contractual term (in years)
Outstanding at December 31, 2024	1,167,911	$6.71	1.4
Granted	778,078	2.50
Forfeited	(969,788)	4.86
Vested	(327,242)	6.87
Outstanding at December 31, 2025	648,959	$4.34	1.2

The weighted-average grant-date fair values of restricted stock units granted during the years ended December 31, 2025 and 2024 were $2.50 and $6.04, respectively. The fair value of restricted stock units that vested in the years ended December 31, 2025 and 2024 totaled $0.7 million and $1.4 million, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. During 2025 and 2024, 95,520 and 144,049 shares were issued under the ESPP resulting in aggregate cash proceeds of $0.1 million and $0.3 million, respectively. As of December 31, 2025, 2,173,680 shares remained available for issuance under the ESPP (after giving effect to share purchases made under the ESPP through and including the ESPP offering period that ended on November 30, 2025).

Common Stock Reserved for Future Issuance

As of December 31, 2025, the Company had reserved the following shares of common stock for future issuance:

December 31, 2025
Common stock options and restricted stock units granted and outstanding	11,386,162
Reserved for future equity award grants	3,914,097
Reserved for future ESPP issuances	2,173,680
17,473,939

Share-Based Compensation Expense

Share-based compensation expense for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$3,202	$7,955
General and administrative	5,357	8,776
Total share-based compensation expense	$8,559	$16,731

The total unrecognized compensation cost related to stock options was $10.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.3 years as of December 31, 2025. The total unrecognized compensation cost related to restricted stock units was $1.7 million, which is expected to be recognized over a weighted-average remaining service period of 2.4 years as of December 31, 2025.

Fair Value Disclosures

The fair value of stock options was estimated on the date of grant using the quoted market price for the Company’s common stock on the applicable grant date and the Black-Scholes option pricing model with the following range of assumptions:

Year Ended December 31,
	2025	2024
Options
Risk-free interest rate	3.7% - 4.5%	3.5% - 4.5%
Expected volatility	100.3% - 103.8%	100.4% - 117.3%
Expected term (in years)	5.5 - 6.1	5.5 - 6.1
Expected dividend yield	—	—
ESPP
Risk-free interest rate	3.8% - 4.4%	4.4% - 5.4%
Expected volatility	63.5% - 90.3%	83.2% - 152.7%
Expected term (in years)	0.5	0.5
Expected dividend yield	—	—

The Company recognizes compensation costs related to stock options granted to employees and nonemployees based on the estimated fair value of the awards on the date of grant, net of forfeitures. The Company generally recognizes grant-date fair value of stock options granted to employees and non-employee service providers on a straight-line basis over the requisite service period, which is generally the vesting term of the respective awards. The Company determines the fair value of stock options with a service condition as described above. The Company accounts for the impact of forfeitures as they occur. The determination of the fair value of share-based payment awards utilizing the Black-Scholes option-pricing model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

Expected term. The Company opted to use the “simplified method” for estimating the expected term of employee options, whereby the expected term equals the average of the vesting term and the original contractual term of the option (generally 10 years). The expected term of the employee stock purchase plan rights equals the six-month look-back period.

Expected volatility. Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, since inception and prior to 2023, the Company based its estimate of expected volatility on an average of the historical volatilities of the common stock of comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. For the grants after 2023, the expected volatility was determined by using a blended approach of the Company’s historical stock price volatility and the historical stock price volatility for a select group of other publicly traded companies in the same industry. The comparable companies were chosen based on their similar size, stage in the life cycle, and financial leverage to the Company.

Risk-free interest rate. The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of the stock options.

Expected dividend yield. The Company has not issued any dividends and does not expect to issue dividends over the life of the options, as a result the estimated dividend yield is zero.

12. Income Taxes

Due to the Company’s net losses for the years ended December 31, 2025 and 2024, and since the Company has a full valuation allowance against deferred tax assets, there was no tax provision or benefit for income taxes recorded in the years presented.

As further described in Note 2, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (in thousands, except percent):

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory income tax rate	$(21,858)	21.0%
State and local income taxes, net of federal income tax effect (1)	(273)	0.3
Tax credits:
Research and development tax credits	(3,022)	2.9
Change in valuation allowance	22,337	(21.5)
Nondeductible items:
Share-based compensation	1,721	(1.7)
Other	369	(0.3)
Changes in unrecognized tax benefits	726	(0.7)
Income tax expense	$—	0.0%

(1) The majority of the state and local income taxes, net of federal effect, category is California.

The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

Year Ended December 31,
2024
Income tax benefit at statutory rates	$(22,846)
State income tax, net of federal benefit	(1,701)
Permanent items	2,877
Research and development credits	(3,640)
Change in valuation allowance	25,310
Income tax expense	$—

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$67,146	$53,520
Depreciation and amortization	341	338
Research and development credits	29,238	25,123
Share-based compensation	5,016	5,122
Accrued expenses	1,770	1,535
Operating lease liability	16,048	16,857
Other, net	22	62
Capitalized research and development expenditures	44,865	39,385
Total deferred tax assets	164,446	141,942
Valuation allowance for deferred tax assets	(151,363)	(127,479)
Deferred tax assets, net of valuation allowance	13,083	14,463
Deferred tax liabilities:
Operating lease right-of-use asset	(7,259)	(7,644)
Depreciation and amortization	(5,824)	(6,819)
Net deferred tax assets	$—	$—

Public Law No. 119–21 was enacted on July 4, 2025, as H.R. 1 during the 119th Congress and formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” ("2025 Reconciliation Act"). The 2025 Reconciliation Act includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the impact of the 2025 Reconciliation Act and determined that it did not have a material impact on the Company’s financial statements for the year ended December 31, 2025.

The Company has a net operating loss and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets. The valuation allowance increased by $23.9 million and $25.3 million as of December 31, 2025 and 2024, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are substantially offset by a valuation allowance as of December 31, 2025 and 2024. The deferred tax assets were primarily comprised of federal and state tax net operating losses, capitalized research and development expenditures, and tax credit carryforwards.

As of December 31, 2025, the Company had net operating loss ("NOL") carryforwards of approximately $298.1 million and $65.1 million, available to reduce future taxable income, if any, for federal and California state income tax purposes, respectively. Of the $298.1 million federal NOL carryforwards, $3.2 million will begin expiring in 2035, if not utilized, while $294.9 million can be carried forward indefinitely. The state NOL carryforwards will begin expiring in 2036, if not utilized.

The Company also had federal and state research and development credit carry forwards of approximately $25.1 million and $11.8 million, respectively, as of December 31, 2025. The federal credits will begin expiring in 2035 if not utilized. The California credits have no expiration date.

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2025. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The balance of gross unrecognized tax benefits as of December 31, 2025 and 2024 was approximately $5.5 million and $4.7 million, respectively, of which none would affect the Company’s effective tax rate if recognized due to the Company's full valuation allowance position. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. No interest or penalties were recorded for the years ended December 31, 2025 and 2024.

The following table summarizes the changes in the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2025	2024
Balance at the beginning of the year	$4,748	$3,738
Increases related to tax positions taken in prior years	24	—
(Decreases) related to tax positions taken in prior years	(98)	(83)
Increases related to tax positions taken in current year	872	1,093
Balance at the end of the year	$5,546	$4,748

As of December 31, 2025, the federal and state returns for the years ended 2015 through the current period remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company is currently under examination by the Internal Revenue Service ("IRS") for the Company's 2023 United States ("U.S.") income tax return. The Company is not currently under examination by any state income or franchise tax agency.

In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law, providing numerous tax provisions and other stimulus measures. Among these was the Employee Retention Credit ("ERC"), a refundable tax credit against certain employment taxes for qualifying businesses that retained employees on their payroll during the COVID-19 pandemic.

In the third quarter of 2025, the Company received approval and payment from the IRS for ERC claims submitted. The Company received $1.7 million, including interest, in payments related to calendar years 2020 and 2021. This amount, due to the uncertainty of eventual receipt following claims made, was not recognized until receipt. For the twelve months ended December 31, 2025, $1.5 million was recognized within other income and $0.2 million was recognized in interest income in the statement of operations.

13. Segment Reporting

The Company operates as a single reporting segment, focused on the research and development of cell therapies for patients with autoimmune diseases. The Company's measure of segment profit or loss is net loss. The Chief Executive Officer, as the CODM, manages and allocates resources to the operations of the Company on a total company basis. The Company monitors its cash, cash equivalents, and investments as reported on the Company's Balance Sheets to determine funding for its research and development. The measure of segment assets is reported as total assets on the Company’s balance sheet.

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

A reconciliation to the net loss for the years ended December 31, 2025 and 2024 is included at the bottom of the table below.

	December 31,
	2025	2024
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	$39,762	$41,129
Facilities expenses	18,884	19,403
Direct external development program expenses	23,302	21,431
Other segment expenses(2)	21,506	20,348
Total segment expenses:	103,454	102,311
Segment loss	(103,454)	(102,311)

Reconciling items:
Depreciation and amortization	(9,193)	(9,152)
Share-based compensation	(8,559)	(16,731)
Impairment of ROU asset	(791)
Interest income	15,494	19,317
Other income, net	2,419	87
Net loss	$(104,084)	$(108,790)

(1) Personnel related expenses include $4.9 million of severance and other benefits expense for the year ended December 31, 2025.

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

Employees affected by the Reduction were entitled to receive severance payments and certain Company-funded benefits totaling approximately $5.4 million in costs. The Company recognized severance and benefit expense in full for employees who were notified of their termination in March 2025 and had no requirements for future service. The Company recognized expense for employees who were required to render services to receive their severance and benefits ratably over the service period from April 2025 to October 31, 2025. These charges were recorded pursuant to ASC 712 or ASC 420, depending on the agreements with the impacted employees. The expense was recognized in general and administrative operating expenses in the statements of operations and comprehensive loss.

The following table provides details of the severance and other termination benefit expense with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheets for the year ended December 31, 2025 (in thousands):

	No Future Service Period Required	Future Service Period Required	Total
Total severance and other benefits, at fair value	$5,118	$250	$5,368

Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	4,802	145	4,947
Payments made during the period	(4,802)	—	(4,802)
Liability balance, December 31, 2025	$—	$145	$145

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and President, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and President, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and President concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, regarding the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our President, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K, during the fourth quarter ended December 31, 2025.

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
3.
Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1(A)	Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020

3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023

3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024

3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020

4.1(A)	Form of Common Stock Certificate.	S-1/A	333-239301	4.1	7/2/2020

4.1(B)	Form of Pre-Funded Warrant.	8-K	001-39370	4.1	3/28/2024

4.2	Amended and Restated Investors’ Rights Agreement, dated as of August 27, 2019, by and among Nkarta, Inc. and certain of its stockholders.	S-1	333-239301	4.2	6/19/2020

4.3	Description of Capital Stock.					X

10.1#	Form of Indemnification Agreement between Nkarta, Inc. and each of its directors and executive officers.	S-1/A	333-239301	10.1	7/2/2020

10.2(A)#	2015 Equity Incentive Plan.	S-1	333-239301	10.2	6/19/2020

10.2(B)#	Form of Stock Option Agreement for 2015 Equity Incentive Plan.	S-1	333-239301	10.3	6/19/2020

10.3(A)#	2020 Performance Incentive Plan.	S-1/A	333-239301	10.4	7/2/2020

10.3(B)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-Q	001-39370	10.5	8/20/2020

10.3(C)#	Form of Director Option Agreement between Nkarta, Inc. and certain of its directors.	10-K	001-39370	10.3(C)	3/16/2023

10.3(D)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-Q	001-39370	10.6	8/20/2020

10.3(E)#	Form of non-qualified Stock Option Agreement between Nkarta, Inc. and certain of its officers and employees.	10-K	001-39370	10.3(E)	3/16/2023

10.3(F)#	Form of Restricted Stock Unit Agreement between Nkarta, Inc. and certain of its officers and employees.	10-K	001-39370	10.3(F)	3/16/2023

10.4#	2020 Employee Stock Purchase Plan.	S-1/A	333-239301	10.5	7/2/2020

10.5#	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 22, 2023.	10-Q	001-39370	10.2	5/11/2023

10.6(A)#	Employment Offer Letter between Nkarta, Inc. and Paul Hastings.	S-1	333-239301	10.6	6/19/2020

10.6(C)#	Employment Offer Letter between Nkarta, Inc. and Nadir Mahmood.	10-Q	001-39370	10.1	11/07/2024

10.6(D)#	Employment Offer Letter between Nkarta, Inc. and Shawn Rose.	10-Q	001-39370	10.1	8/12/2025

10.8#	Form of Severance Agreement.	8-K	001-39370	10.1	1/13/2021

10.9	Exclusive License Agreement between Nkarta, Inc., National University of Singapore and St. Jude Research Hospital, Inc.	S-1	333-239301	10.9	6/19/2020

10.10(A)	Lease Agreement, dated May 29, 2018, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.10	6/19/2020

10.10(B)	First Amendment to Lease Agreement, dated April 24, 2019, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.11	6/19/2020

10.10(C)	Second Amendment to Lease Agreement, dated May 5, 2020, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	S-1	333-239301	10.12	6/19/2020

10.10(D)	Third Amendment to Lease Agreement, dated January 14, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-K	001-39370	10.10(D)	3/25/2021

10.10(E)	Fourth Amendment to Lease Agreement, dated October 19, 2021, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	8-K	001-39370	10.1	10/22/2021

10.10(F)	Fifth Amendment to Lease Agreement, dated August 11, 2022, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-Q	001-39370	10.2	8/11/2022

10.10(G)	Sixth Amendment to Lease Agreement, dated December 20, 2024, by and between Nkarta, Inc. and HCP Life Science REIT, Inc.	10-K	001-39370	10.10(G)	3/26/2025

10.11(A)	Lease, dated July 9, 2021, by and between Nkarta, Inc. and HCP BTC, LLC.	8-K	001-39370	10.1	7/14/2021

10.11(B)	First Amendment to Lease, dated November 5, 2021, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.2	11/10/2021

10.11(C)	Second Amendment to Lease, dated August 11, 2022, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.1	8/11/2022

10.11(D)	Third Amendment to Lease, dated April 25, 2023, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.3	5/11/2023

10.11(E)	Fourth Amendment to Lease, dated June 14, 2023, by and between Nkarta, Inc. and HCP BTC, LLC.	10-Q	001-39370	10.2(B)	8/10/2023

19.1	Nkarta, Inc. Insider Trading Policy.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Policy Regarding the Recoupment of Certain Compensation Payments.	10-K	001-39370	97	3/21/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Nkarta, Inc.

Date: March 25, 2026	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hastings	Chief Executive Officer and Director	March 25, 2026
Paul J. Hastings	(Principal Executive Officer)

/s/ Nadir Mahmood	President	March 25, 2026
Nadir Mahmood	(Principal Financial and Accounting Officer)

/s/ Ali Behbahani	Director	March 25, 2026
Ali Behbahani, M.D., MBA

/s/ Michael Dybbs	Director	March 25, 2026
Michael Dybbs, Ph.D.

/s/ Simeon George	Director	March 25, 2026
Simeon George, M.D., MBA

/s/ Leone Patterson	Director	March 25, 2026
Leone Patterson, MBA

/s/ Zachary Scheiner	Director	March 25, 2026
Zachary Scheiner, Ph.D.

/s/ Angela Thedinga	Director	March 25, 2026
Angela Thedinga, MBA, MPH

/s/ George Vratsanos	Director	March 25, 2026
George Vratsanos, M.D.