Form 10-Q
period 2026-03-31
Nkarta, Inc.
filed 2026-05-12
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 71,545,358 shares of common stock, par value $0.0001 per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, and the information incorporated herein by reference, particularly in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part I, Item 2 and “Risk Factors” under Part II, Item 1A, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. Examples of these forward-looking statements include, but are not limited to, statements concerning our financial and business performance, including our future funding requirements, our position, plans, strategies, and timelines (including the future availability and disclosure of clinical data and other updates from our clinical trials) for the continued and future clinical development and commercial potential of our product candidates and the therapeutic potential, accessibility, tolerability, advantages, and safety profile of NK cell therapies, including NKX019 for the treatment of autoimmune diseases. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. In addition, these statements are based on our management’s beliefs and assumptions and on information currently available to our management as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. You should read the sections titled “Risk Factor Summary” below and “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, which such factors may be updated or supplemented from time to time by subsequent reports we file with the Securities and Exchange Commission. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$27,356	$39,634
Short-term investments	203,072	236,645
Prepaid expenses and other current assets	5,457	6,233
Total current assets	235,885	282,512
Long-term investments	33,568	16,107
Restricted cash	2,743	2,743
Property and equipment, net	64,417	66,721
Operating lease right-of-use assets	33,885	34,429
Other long-term assets	1,575	1,697
Total assets	$372,073	$404,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,586	$2,089
Operating lease liabilities, current portion	7,081	6,889
Accrued and other current liabilities	9,540	13,288
Total current liabilities	18,207	22,266
Operating lease liabilities, net of current portion	67,919	69,531
Other long-term liabilities	87	87
Total liabilities	86,213	91,884
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	962,123	960,219
Accumulated other comprehensive (loss) income	(130)	407
Accumulated deficit	(676,140)	(648,308)
Total stockholders’ equity	285,860	312,325
Total liabilities and stockholders’ equity	$372,073	$404,209

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$24,988	$24,172
General and administrative	5,888	12,392
Total operating expenses	30,876	36,564
Loss from operations	(30,876)	(36,564)
Other income, net:
Interest income	2,838	4,376
Other income, net	206	205
Total other income, net	3,044	4,581
Net loss	$(27,832)	$(31,983)
Other comprehensive loss:
Net unrealized loss on investments	(537)	(22)
Comprehensive loss	$(28,369)	$(32,005)
Net loss per share, basic and diluted	$(0.37)	$(0.43)
Weighted average shares used to compute net loss per share, basic and diluted	74,257,973	73,916,477

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	71,078,531	$7	$960,219	$407	$(648,308)	$312,325
Issuance of common stock upon exercise of stock options	3,719	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock units	208,240	—	—	—	—	—
Share-based compensation expense	—	—	1,898	—	—	1,898
Net unrealized loss on investments	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	(27,832)	(27,832)
Balance, March 31, 2026	71,290,490	$7	$962,123	$(130)	$(676,140)	$285,860

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	70,645,139	$7	$951,519	$674	$(544,224)	$407,976
Issuance of common stock upon vesting of restricted stock units	312,415	—	—	—	—	—
Share-based compensation expense	—	—	2,834	—	—	2,834
Net unrealized loss on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(31,983)	(31,983)
Balance, March 31, 2025	70,957,554	$7	$954,353	$652	$(576,207)	$378,805

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,832)	$(31,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,898	2,834
Depreciation and amortization	2,340	2,299
Accretion and amortization of premiums and (discounts) on investments, net	(753)	(1,565)
Non-cash lease expense	544	482
Changes in operating assets and liabilities:
Prepaid expenses and other assets	898	(509)
Operating lease liabilities	(1,420)	(1,362)
Accounts payable and accrued and other liabilities	(3,874)	192
Net cash used in operating activities	(28,199)	(29,612)
Cash flows from investing activities:
Purchases of property and equipment	(413)	(518)
Purchases of investments	(54,277)	(20,581)
Maturities of investments	70,605	75,436
Net cash provided by investing activities	15,915	54,337
Cash flows from financing activities:
Proceeds from stock option exercises	6	—
Net cash provided by financing activities	6	—
Net (decrease) increase in cash and cash equivalents	(12,278)	24,725
Cash, cash equivalents, and restricted cash beginning of period	42,377	30,616
Cash, cash equivalents, and restricted cash end of period	$30,099	$55,341
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$27,356	$52,598
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$30,099	$55,341
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$14	$90

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of March 31, 2026, the Company had an accumulated deficit of $676.1 million and cash, cash equivalents, restricted cash and investments of $266.7 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 and the notes accompanying them, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 25, 2026.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03"). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify the effective date of ASU 2024-03. These amendments require public entities to disclose specified information about certain costs and expenses on an interim and annual basis and are effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact on the financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(27,832)	$(31,983)
Denominator:
Weighted average common shares outstanding	71,257,942	70,916,446
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	3,000,031
Weighted average shares used to compute net loss per share, basic and diluted	74,257,973	73,916,477
Net loss per share, basic and diluted	$(0.37)	$(0.43)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of March 31,
	2026	2025
Common stock options	11,475,676	10,178,756
Restricted stock units	1,006,251	854,884
	12,481,927	11,033,640

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		March 31, 2026
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Short-term investments:
Corporate debt securities	Level 2	$130,813	$(89)	$38	$130,762
Commercial paper	Level 2	10,901	—	—	10,901
U.S. Treasury securities	Level 2	52,079	(22)	29	52,086
U.S. government agency securities	Level 2	9,314	(1)	10	9,323
Total short-term investments		203,107	(112)	77	203,072
Long-term investments:
Corporate debt securities	Level 2	$23,060	$(61)	$6	$23,005
U.S. government agency securities	Level 2	10,603	(40)	—	10,563
Total long-term investments		33,663	(101)	6	33,568
Total investments		236,770	(213)	83	236,640
Cash equivalents:
Money market funds	Level 1				$26,124
Commercial paper	Level 2				560
Total Cash equivalents					$26,684

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Short-term investments:
Corporate debt securities	Level 2	$134,582	$(4)	$269	$134,847
Commercial paper	Level 2	25,952	—	—	25,952
U.S. Treasury securities	Level 2	66,753	—	96	66,849
U.S. government agency securities	Level 2	8,970	—	27	8,997
Total short-term investments		236,257	(4)	392	236,645
Long-term investments:
Corporate debt securities	Level 2	$11,757	$(3)	$5	$11,759
U.S. Treasury securities	Level 2	4,013	—	16	4,029
U.S. government agency securities	Level 2	318	—	1	319
Total long-term investments		16,088	(3)	22	16,107
Total investments		252,345	(7)	414	252,752
Cash equivalents:
Money market funds	Level 1				$33,869
Commercial paper	Level 2				5,264
Total cash equivalents					$39,133

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $26.1 million and $33.9 million as of March 31, 2026 and December 31, 2025, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Accrued interest receivable related to investments was $1.7 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. All of our long-term investments as of March 31, 2026 had maturities between one and two years.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2026 and December 31, 2025 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2026 and December 31, 2025. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income/(loss).

During the three months ended March 31, 2026, the Company received $4.0 million in proceeds from available-for-sale securities called prior to maturity, resulting in an immaterial realized gain and included within maturities of investments. The available-for-sale securities were called within 90 days of the stated maturity. There was no realized gain or loss on available-for-sale securities for the three months ended March 31, 2025. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$69,533	$66,487
Furniture and fixtures	668	668
Research equipment	18,380	17,576
Computers and software	388	373
Construction in progress	6,739	10,568
Total property and equipment, gross	95,708	95,672
Less accumulated depreciation and amortization	(31,291)	(28,951)
Total property and equipment, net	$64,417	$66,721

Depreciation and amortization expense was $2.3 million for each of the three months ended March 31, 2026 and 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$2,980	$6,065
Accrued research and development costs	5,669	6,443
Accrued property and equipment	14	—
Other accrued and current liabilities	877	780
Total accrued and other liabilities	$9,540	$13,288

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.4 million for each of the three months ended March 31, 2026 and 2025. The total cash paid for operating leases included in the operating cash flows was $3.2 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively. The weighted average remaining lease term was 7.8 years for the corporate office, laboratory space leases, and additional facility as of March 31, 2026. The weighted average discount rate was 9.8% as of March 31, 2026.

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

Maturities of operating lease liabilities under existing operating leases as of March 31, 2026 were as follows (in thousands):

Year ending December 31,	Amount
2026 (remaining nine months)	$9,812
2027	13,474
2028	13,924
2029	13,927
2030	12,960
2031 and thereafter	44,498
Total lease payments	108,595
Less imputed interest	(33,595)
Total operating lease liabilities	$75,000
Operating lease liabilities:
Current	$7,081
Non-current	67,919
Total lease liability	$75,000

Sublease Agreements

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments commenced in the second quarter of 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the three months ended March 31, 2026, was not material.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of March 31, 2026, and December 31, 2025.

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

Contingencies

The Company, from time to time, may be involved in litigation arising in the ordinary course of business. The Company assesses its potential liability in such situations by analyzing potential outcomes, assuming various litigation, regulatory and settlement strategies. If the Company determines a loss is probable and its amount can be reasonably estimated, the Company accrues an amount equal to the estimated loss. No losses and no provision for a loss contingency have been recorded as of March 31, 2026.

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

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of March 31, 2026, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

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

As of March 31, 2026, a total of 17,934,163 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 6,160,299 shares were available for issuance under the 2020 Plan as of March 31, 2026.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the three months ended March 31, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	10,737,203	$8.22	6.6	$134
Granted	2,039,892	1.95
Exercised	(3,719)	1.74
Forfeited	(1,297,700)	14.02
Outstanding at March 31, 2026	11,475,676	6.45	7.2	1,072
Exercisable at March 31, 2026	5,217,009	10.99	5.1	29
Vested and expected to vest at March 31, 2026	11,475,676	$6.45	7.2	$1,072

The weighted average grant date fair value of stock option grants was $1.56 and $2.00 per share for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the three months ended March 31, 2026:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2025	648,959	$4.34	1.2
Granted	585,547	1.93
Vested	(208,240)	5.03
Forfeited	(20,015)	3.00
Outstanding at March 31, 2026	1,006,251	$2.82	2.0

The weighted average grant date fair value of restricted stock units was $1.93 and $2.50 per share for the three months ended March 31, 2026 and 2025, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of March 31, 2026, 2,884,465 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of March 31, 2026, employee contributions to the ESPP were immaterial and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$732	$1,113
General and administrative	1,166	1,721
Total share-based compensation	$1,898	$2,834

The total unrecognized compensation cost related to unvested stock options was $12.0 million, which is expected to be recognized over a weighted average remaining service period of 2.6 years as of March 31, 2026.

The total unrecognized compensation cost related to unvested restricted stock units was $2.5 million, which is expected to be recognized over a weighted average remaining service period of 3.1 years as of March 31, 2026.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement (as defined below), pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of March 31, 2026, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

10. Income Taxes

There was no provision for income taxes recorded during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the federal and state returns for the years ended 2015 through the current period remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company is currently under examination by the Internal Revenue Service ("IRS") for the Company's 2023 U.S. income tax return. The Company is not currently under examination by any state income or franchise tax agency.

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

A reconciliation to the net loss for the three months ended March 31, 2026 and 2025 is included at the bottom of the table below.

	Three Months Ended March 31,
	2026	2025
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	8,767	$15,896
Facilities expenses	4,393	4,565
Direct external development program expenses	7,479	5,420
Other segment expenses(2)	5,999	5,550
Total segment expenses:	26,638	31,431
Segment loss	(26,638)	(31,431)

Reconciling items:
Depreciation and amortization	(2,340)	(2,299)
Share-based compensation	(1,898)	(2,834)
Interest income	2,838	4,376
Other income, net	206	205
Net loss	$(27,832)	$(31,983)

(1) Personnel related expenses include $5.1 million of severance and other benefits expense for the three months ended March 31, 2025, respectively.

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

The following table provides details of the severance and other termination benefit expense for the three months ended March 31, 2026 and 2025 with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheet (in thousands):

	Three Months Ended March 31, 2026
	No Future Service Period Required	Future Service Period Required	Total
Liability balance, December 31, 2025	$—	$145	$145
(Credit)/Expense recognized during the period	—	—	—
Payments made during the period	—	(145)	(145)
Liability balance, March 31, 2026	$—	$—	$—

	Three Months Ended March 31, 2025
	No Future Service Period Required	Future Service Period Required	Total
Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	5,118	—	5,118
Payments made during the period	(1,833)	—	(1,833)
Liability balance, March 31, 2025	$3,285	$—	$3,285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K filed with the SEC on March 25, 2026 for the fiscal year ended December 31, 2025, including information with respect to our plans and strategy for our business and related financing. The discussion and analysis below includes forward-looking statements that involve risks and uncertainties, including those risks and uncertainties set forth in the section titled “Risk Factors” under Part II, Item 1A of this Quarterly Report on Form 10-Q, which may cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements” above. Unless the context otherwise requires, the terms “Company,” “Nkarta, Inc.,” “we,” “us,” or “our” refer to Nkarta, Inc. We do not have any subsidiaries.

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

Our Ntrust-1 clinical trial ("Ntrust-1") is a multi-center, open-label, dose-escalation Phase 1/2 clinical trial of NKX019 for lupus nephritis ("LN") and primary membranous nephropathy ("pMN"). Our Ntrust-2 clinical trial ("Ntrust-2") is a multi-center, open-label, dose-escalation Phase 1/2 clinical trial of NKX019 for systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"), and rheumatoid arthritis ("RA"). In both studies, patients receive lymphodepleting conditioning ("LD") with a combination of fludarabine ("Flu") and cyclophosphamide ("Cy") prior to administration of NKX019, with the option for patients with cytopenias to receive Cy alone as modified LD. NKX019 is also being studied in an investigator-sponsored trial ("IST") at the University of California, Irvine in patients with myasthenia gravis ("MG") and in an IST at Columbia University Irving Medical Center in patients with systemic lupus erythematosus ("SLE").

In November 2025, we announced that deep B-cell depletion was observed in all patients treated to date who received NKX019 with LD using Flu and Cy versus partial B-cell depletion in patients receiving only Cy. At the same time, we reported the implementation of a streamlined enrollment process that allows participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined independent Data Safety Monitoring Board ("iDSMB") to inform dose-escalation decisions. This update followed engagement with the U.S. Food and Drug Administration ("FDA") and authorization by the iDSMB to initiate enrollment in the second dose-escalation cohort. In April 2026, we announced that we had reached agreement with the FDA on protocol amendments to both the Ntrust-1 and Ntrust-2 clinical trials designed to enable outpatient administration of NKX019, reducing the required post-dose monitoring period from 24 hours to 2 hours, and to provide the option to re-dose patients, if needed, in both studies. The protocol amendments also provided for the addition of the RA cohort to Ntrust-2 and the removal of geographic monitoring requirements. Subsequent to this announcement, the protocol amendments were submitted to the FDA and institutional review boards ("IRB") and approved by the central IRB.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Direct external development program expenses:
NKX019	$7,454	$4,755
NKX101	25	665
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	7,978	9,430
Others	9,531	9,322
Total research and development costs	$24,988	$24,172

Research and development activities are central to our business model. There are numerous factors associated with the successful commercialization of any of our drug candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Drug candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our drug candidates. However, we expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the future, including as a result of Ntrust-1, our clinical trial of NKX019 for the treatment of LN and pMN, Ntrust-2, our clinical trial of NKX019 for the treatment of scleroderma, myositis, AAV, and RA, and the ISTs for the treatment of MG and SLE.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$24,988	$24,172	$816
General and administrative	5,888	12,392	(6,504)
Total operating expenses	30,876	36,564	(5,688)
Loss from operations	(30,876)	(36,564)	5,688
Other income, net:
Interest income	2,838	4,376	(1,538)
Other income, net	206	205	1
Total other income, net	3,044	4,581	(1,537)
Net loss	$(27,832)	$(31,983)	$4,151

Research and development expenses. Research and development expenses were $25.0 million and $24.2 million for the three months ended March 31, 2026 and 2025, respectively.

The increase of $0.8 million for the three months ended March 31, 2026 was primarily due to the following:

•
a $2.1 million increase in program costs primarily from higher clinical spending related to NKX019 to support clinical trials in autoimmune diseases, which was partially offset by lower manufacturing and materials expenses;
•
a $0.2 million increase in other research costs, primarily consisting of higher consulting expenses, which was partially offset by lower laboratory supplies and facilities expenses due to lower headcount; and
•
a $1.5 million decrease in personnel costs primarily from lower salaries and wages and share based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025.

General and administrative expenses. General and administrative expenses were $5.9 million and $12.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $6.5 million for the three months ended March 31, 2026 was primarily due to a $6.3 million decrease in personnel expenses, including $5.1 million in severance expenses from the reduction in force incurred in March 2025, and a $0.2 million decrease in facilities expenses allocated to general and administrative expenses.

Interest income. Interest income was $2.8 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.5 million was primarily due to lower average investment balances and lower average interest rates in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents, restricted cash and investments of $266.7 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of March 31, 2026, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

On March 25, 2026, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $350.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on April 3, 2026. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $100.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Offering Program”) with Stifel, Nicolaus & Company, Incorporated, as sales agent. As of March 31, 2026, no sales of the Company’s common stock had been made pursuant to the ATM Offering Program.

We have incurred net losses and negative cash flows from operations since our inception. As of March 31, 2026, we had an accumulated deficit of $676.1 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of March 31, 2026 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(28,199)	$(29,612)
Net cash provided by investing activities	15,915	54,337
Net cash provided by financing activities	6	—
Net (decrease) increase in cash and cash equivalents	$(12,278)	$24,725

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $28.2 million primarily due to a net loss of $27.8 million adjusted for a decrease in net change in operating assets and liabilities of $4.4 million, which was offset by net non-cash charges of $4.0 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $1.9 million, depreciation and amortization of $2.3 million, which was offset by investment accretion and amortization of $0.8 million.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $15.9 million, which consisted primarily of proceeds from the sales and maturities of marketable securities of $70.6 million, partially offset by the purchase of marketable securities of $54.3 million and the purchase of property and equipment of $0.4 million.

Net cash provided by investing activities for the three months ended March 31, 2025 was $54.3 million, which consisted primarily of proceeds from the maturities of marketable securities of $75.4 million, partially offset by the purchase of marketable securities of $20.6 million and the purchase of property and equipment of $0.5 million.

Financing Activities

There was immaterial cash provided by financing activities for the three months ended March 31, 2026, and there was no net cash provided by financing activities for the three months ended March 31, 2025.

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

Material Cash Requirements

As of March 31, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 25, 2026.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on March 25, 2026.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of March 31, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and president, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, may not prevent all error or fraud and can provide only reasonable, not absolute, assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer (principal executive officer) and president (principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2026, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission ("SEC") on March 25, 2026, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $27.8 million, $104.1 million and $108.8 million for the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $676.1 million as of March 31, 2026. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of March 31, 2026, we had cash, cash equivalents, restricted cash, and investments of $266.7 million. Our research and development expenses were $90.4 million for the year ended December 31, 2025, $96.7 million for the year ended December 31, 2024, $25.0 million for the three months ended March 31, 2026, and $24.2 million for the three months ended March 31, 2025.

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

Risks Related to Our Business and Industry

Our business depends upon the success of our CAR NK-cell technology platform.*

Our success depends on our ability to utilize our chimeric antigen receptor natural killer ("CAR NK") cell technology platform to generate product candidates, to obtain regulatory approval for product candidates derived from it, and to then commercialize our product candidates addressing one or more indications. We are enrolling patients in our Ntrust-1 clinical trial ("Ntrust-1"), a multi-center, open-label, dose-escalation Phase 1/2 clinical trial to evaluate NKX019, our lead CAR NK-cell product candidate, in patients with lupus nephritis ("LN") and primary membranous nephropathy ("pMN"). We are also enrolling patients in our Ntrust-2 clinical trial ("Ntrust-2"), a multi-center, open-label, dose-escalation Phase 1/2 clinical trial that will evaluate the safety and clinical activity of NKX019 in patients with systemic sclerosis ("scleroderma"), idiopathic inflammatory myopathy ("myositis"), antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"), and rheumatoid arthritis ("RA"). Although both NKX019 and another product candidate have been in Phase 1 clinical trials for certain hematologic malignancies, we have stopped enrolling new patients in those clinical trials. Although we may explore our options for implementing certain changes in those programs, we cannot guarantee that we will pursue any further development of our product candidates for the treatment of hematologic malignancies in the near future or at all. All of our product candidates developed from our technology platform will require significant additional clinical and non-clinical development, review and approval by the FDA or other regulatory authorities in one or more jurisdictions, substantial investment, access to sufficient manufacturing capacity and significant marketing efforts before they can be successfully commercialized. If any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, such problems could impact the development plans for our other product candidates because all of our product candidates are based on the same core CAR NK-cell engineering technology.

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

NKX019 is in Phase 1/2 clinical development and subject to the risks inherent in drug development. In October 2023, we announced that we had received clearance of an Investigational New Drug ("IND") application by the FDA to evaluate NKX019 for the treatment of LN in our Ntrust-1 clinical trial, and in May 2025, we announced the addition of pMN as an indication to our Ntrust-1 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1/2 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with refractory LN. In June 2024, we announced we had received clearance of an IND by the FDA to evaluate NKX019 for the treatment of scleroderma, myositis, and AAV in our Ntrust-2 clinical trial, which is a multi-center, open-label, dose-escalation Phase 1/2 clinical trial that evaluates the safety and clinical activity of NKX019 in patients with scleroderma, myositis, and AAV. In May 2025, we announced the modification of the lymphodepleting conditioning ("LD") prior to the administration of NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD. In November 2025, we announced that deep B-cell depletion was observed in all participants treated to date who received NKX019 with LD using Flu and Cy versus partial B-cell depletion in patients receiving only

Cy. At the same time, we reported the implementation of a streamlined enrollment process that allows participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined independent Data Safety Monitoring Board (“iDSMB”) to inform dose-escalation decisions. This update followed engagement with the FDA and authorization by the iDSMB to initiate enrollment in the second dose-escalation cohort. In April 2026, we announced that we had reached agreement with the FDA on protocol amendments to both the Ntrust-1 and Ntrust-2 clinical trials to enable outpatient administration of NKX019, the option to re-dose patients, if needed, the addition of an RA cohort to Ntrust-2, and the removal of geographic monitoring requirements. Subsequent to this announcement, the protocol amendments were submitted to the FDA and IRBs and approved by the central IRB.

There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, pMN, scleroderma, myositis, AAV, or RA will be successful. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, pMN, scleroderma, myositis, AAV, RA, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, pMN, scleroderma, myositis, AAV, RA, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

If our ongoing Phase 1/2 or later clinical trials of NKX019 encounter safety, efficacy, manufacturing problems, enrollment issues, development delays, regulatory issues, or other problems, our development plans for NKX019 could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects. Multiple commercially available therapeutic agents that target CD19, as well as others that are in various stages of development, are now being evaluated in clinical trials for the treatment of various autoimmune diseases including in the indications in which we are developing NKX019, thereby providing significant competition for clinical trial sites, investigators, and patients. The newness of cell therapy as a potential treatment for autoimmune patients at sites has also contributed to, and may continue to contribute to, delays in the initiation of clinical trial sites and in the enrollment of patients in our NKX019 autoimmune trials. We have had significant enrollment challenges and may continue to have significant enrollment challenges in our Ntrust-1 and Ntrust-2 clinical trials. We may also have enrollment challenges in our other autoimmune trials in the future.

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

Clinical data supporting the effectiveness of CD19-targeted cell therapies against autoimmune diseases are limited, and CD19-targeted CAR NK-cell therapies, such as NKX019, may not provide the same, or any, therapeutic benefit against B-cell mediated autoimmune diseases, or be competitive with respect to other CD19-targeted therapies for the treatment of autoimmune diseases.*

Although we believe that our allogeneic CD19-targeting CAR NK-cell product candidate NKX019 may have disease-modifying potential in autoimmune diseases, such as LN, the use of CD19-targeted CAR cell therapies, and, in particular, allogeneic CD19 CAR NK-cell therapies, represents a novel approach for the treatment of autoimmune diseases, and is supported by limited clinical data. To date, no cell therapies have been approved by the FDA for the treatment of autoimmune diseases. We cannot guarantee that Ntrust-1, our clinical trial for NKX019 in LN and pMN, Ntrust-2, our clinical trial for NKX019 in scleroderma, myositis, AAV, and RA, or any other future clinical development of NKX019 for the treatment of autoimmune diseases will be successful. Our belief that NKX019 may be effective as a treatment for autoimmune diseases is based largely on our understanding of the mechanism behind the positive clinical data reported by certain academic groups and other companies studying CAR NK-cell therapies for the use of a CD19 CAR T-cell therapy in a limited number of patients with autoimmune diseases, as well as on our own in vitro studies showing that NKX019 can kill B-cells in peripheral blood mononuclear cells obtained from patients with autoimmune diseases and observations regarding the effect of NKX019 on B cells from our NKX019 Phase 1 clinical trial in patients with non-Hodgkin lymphoma ("NHL"). We have made certain assumptions regarding the mechanism of action responsible for the preliminary efficacy shown in the reported studies and how that mechanism of action and our own in vitro data and data from our NKX019 trial in NHL will translate to the response of patients with autoimmune diseases, such as LN, to NKX019, which may or may not be correct. We cannot know with any certainty whether NKX019 will be effective against B-cell mediated autoimmune diseases, or whether NKX019 will be competitive as a treatment for such indications against CD19 CAR T-cell therapies.

We also face competition from a large number of cell therapy companies who are also advancing development programs in autoimmune diseases, which may impact our ability to successfully develop and commercialize NKX019. For instance, competition among cell therapy companies for clinical trial sites, investigators, and/or patients for autoimmune clinical trials, may cause delays in the initiation of clinical trials sites and enrollment of patients in our clinical trials. For further details about such reasons, see “—Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control” and “—If we fail to compete effectively with academic institutions and other biopharmaceutical companies that develop similar or alternatives to cellular immunotherapy product candidates, our business will be materially adversely affected.” The competition for clinical trial sites, investigators or patients may also lead to increased development costs. If NKX019 is shown to not be sufficiently effective against LN, pMN, scleroderma, myositis, AAV, RA, or other B-cell mediated autoimmune diseases in clinical trials, we experience delays in our ability to advance NKX019 through clinical development for LN, pMN, scleroderma, myositis, AAV, RA, or other B-cell mediated autoimmune diseases, or we are unable to successfully compete against other companies in the development and commercialization of NKX019, the commercial prospects of NKX019, as well as our business, financial condition and growth prospects, would be materially adversely affected.

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

As we evaluate our product candidate, we may decide to modify certain aspects of the clinical trial protocols. For example, in May 2025, we announced the modification of the LD prior to administration with NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD, and in November 2025, we announced the implementation of a streamlined enrollment process that enables participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined iDSMB to inform dose-escalation decisions. In April 2026, we announced that we had reached agreement with the FDA on further protocol amendments to enable outpatient administration of NKX019, the option to re-dose patients, if needed, the addition of a rheumatoid arthritis cohort to Ntrust-2, and the removal of geographic monitoring requirements. Subsequent to this announcement, the protocol amendments were submitted to the FDA and IRBs and approved by the central IRB. The shift to outpatient administration is designed to expand access to NKX019 clinical trials to community rheumatology centers and community research centers. These sites may have less experience administering cell therapies and less specialized infrastructure for managing potential adverse events associated with cell therapy compared to academic medical centers, which could result in delays in site qualification and activation, increased need for site training and oversight, or potential safety events that could adversely affect our clinical program. The incorporation of these changes into both study protocols and implementation at clinical trial sites may take additional time and resources to implement, resulting in initial delays in enrollment. Specifically, in relation to the modification of the LD, physicians may exercise more caution when enrolling patients in our clinical trials.

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

Killer immunoglobulin-like receptor ("KIR") molecules are found on the surface of NK cells and recognizes certain Human Leukocyte Antigen ("HLA") types. If there is a match between certain KIR molecules and the HLA type, KIR acts as a natural inhibitor of NK cell activity, thereby serving to prevent immune reactions against an individual’s own cells. In our clinical trials, the product candidate is manufactured from unrelated donors and administered to recipients regardless of specific KIR phenotype (i.e. used “off-the-shelf”). As we continue our clinical trials, we may discover that retaining a KIR mismatch is required to achieve clinically meaningful activity, and we may need to factor KIR mismatch into the donor and product selection process for patients enrolled in our clinical trials.

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

If unacceptable side effects arise in the development of our product candidates such that there is no longer a positive benefit-risk profile, we, the FDA, the IRBs at the institutions in which our trials are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also negatively affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, and inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Under our amended Ntrust-1 and Ntrust-2 protocols, patients are monitored for 2 hours following administration of NKX019, compared to the 24-hour monitoring period required under the original protocols, and geographic proximity requirements have been replaced with a requirement that investigators confirm participants have reasonable access to medical care that can provide timely management of adverse events. These changes were made with FDA agreement and are supported by the clinical safety profile observed to date at studied dose levels. However, the safety profile of NKX019 at higher dose levels is still being evaluated, and adverse events could present after the patient has left the clinical site or at medical facilities less experienced in managing cell therapy-related adverse events, potentially resulting in delayed identification and treatment. In addition, the option to re-dose patients with additional cycles of NKX019 introduces additional safety considerations, as repeated exposure to NKX019 and additional rounds of lymphodepleting conditioning could result in immunogenicity, cumulative toxicity, or other adverse effects not observed with a single treatment cycle.

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

We cannot predict the potential future impacts of the emergence of another pandemic, epidemic, or outbreak of infectious disease on us, our research or collaboration partners, and other third parties with whom we conduct business. We may experience disruptions as a result of a pandemic, epidemic, or outbreak of infectious disease that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials, including our ongoing NKX019 clinical trial for LN and pMN and NKX019 clinical trial for scleroderma, myositis, AAV, and RA;
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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of March 31, 2026, we had 108 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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

We are manufacturing in our own internal manufacturing facility to supply drug product for our NKX019 Phase 1/2 clinical trials. We have in the past, and may again in the future, encounter problems or delays with the internal production of our product candidates. We believe our current clinical cGMP manufacturing facility together with our new commercial-scale manufacturing facility, once qualified, will supply our anticipated non-pivotal clinical trial needs, but if the dose and number of cycles needed increases, including as a result of the re-dosing option available under our amended clinical trial protocols, our current manufacturing process may not be able to support the enrollment of trials which could lead to delays until we scale up the manufacturing. Although we have an internal cGMP manufacturing facility for the production of certain of our product candidates for our clinical trials, we do not yet operate a cGMP facility for the commercial-scale manufacture of our product candidates. Although we built a commercial-scale manufacturing facility, maintaining our commercial-scale facility and manufacturing product candidates in our own facilities will require an increase in staff and significant internal resources. Our manufacturing facilities will be subject to compliance with regulatory requirements, which we may struggle to meet. We may encounter problems with properly staffing our internal manufacturing facilities due to hiring challenges or other issues. For example, factors such as potential future pandemics, epidemics, or outbreaks of infectious disease or government-imposed restrictions in response to the foregoing could impact our ability to properly staff production of our product candidates. We may also encounter problems with training the staff we have to effectively manage and control the complex manufacturing process required to produce our product candidates and comply with all necessary regulations. We may also find it difficult to properly manage supply chain issues critical to the manufacturing process. If we are unable to build, maintain, and properly staff our manufacturing facilities, manage and control the manufacturing process, and comply with regulations, the clinical development or commercialization of our product candidates could be significantly delayed, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of March 31, 2026, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2043, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2046, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims directed to the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, we could be exposed to liability to the applicable patent owner. If we or our licensors fail to maintain the patents and patent applications directed to our product candidates and technologies, we may not be able to prevent a competitor from marketing products that are the same as or similar to our product candidates. Further, others commercializing products similar or identical to ours, and our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, which could increase competition for our product candidates and materially adversely affect our business, financial condition, results of operations and growth prospects.

Even after issuance, our owned and in-licensed patents may be subject to challenge, which if successful could result in a partial or complete loss of patent rights, which could materially adversely affect our ability to protect our competitive position.*

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents, even after issuance, may be challenged in the courts or patent offices in the United States and abroad. Third-party challenges may result in a loss of exclusivity or in our or a licensor’s patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to prevent others from using or commercializing similar or identical technology and products, or could limit the duration of the patent protection of our technology and product candidates.

Even if our patented claims are determined to be valid and enforceable, they may not be interpreted sufficiently broad to prevent others from marketing products similar to ours or designing around our patent protection.

Post-grant proceedings such as inter partes review, post-grant review, and ex parte reexaminations in the United States, or comparable proceedings (e.g., oppositions or nullity actions) in foreign jurisdictions, could be filed in the future and although we plan to vigorously protect our intellectual property rights, as with all legal proceedings, there can be no guarantee as to the outcome, and, regardless of the merits of third-party challenges, such proceedings are time-consuming and costly. As a result of such proceedings, our rights under the relevant patents could be narrowed or lost, and in the course of such proceedings, we may incur substantial costs, and the time and attention of our management may be diverted from the development and commercialization of our product candidates.

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

If we choose to enforce our patent rights against a party, that party could counterclaim that our patent is invalid and/or unenforceable. The defendant may challenge our patents through proceedings before the Patent Trial and Appeal Board ("PTAB"), including inter partes and post-grant reviews and ex parte reexaminations. Proceedings to challenge patents are also available internationally, including, for example, opposition proceedings and nullity actions. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability and PTAB challenges are common. Grounds for a validity challenge of patented claims could arise from an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of novelty, obviousness, lack of written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution of the patent. Third parties may also raise similar claims before the PTAB, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our product candidates.

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

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.*

We have a number of international patents and patent applications and expect to continue to pursue patent protection in many of the significant markets in which we intend to do business. However, filing, prosecuting, maintaining, and defending patents relating to our product candidates and technology, including all of our in-licensed patent rights, in all countries throughout the world would be prohibitively expensive. We must ultimately seek patent protection on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Furthermore, the protection offered by intellectual property rights in certain countries outside of the United States may be less extensive than that in the United States and may be subject to compulsory licensing. Consequently, we may not be able to prevent third parties from utilizing proprietary technology in all countries outside of the United States, even if we pursue and obtain issued patents in particular foreign jurisdictions, or from selling or importing products made using our proprietary technology in and into the United States or other jurisdictions. Such products may compete with our products, and our patent rights or other intellectual property rights may not be effective or sufficient to prevent them from competing. If such competing products arise in jurisdictions where we are unable to exercise intellectual property rights to combat them, our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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

The market opportunities for our product candidates, if and when approved, may be limited, and if such market opportunities are smaller than we expect, our revenues could be materially adversely affected and our business could suffer.*

Our Ntrust-1 clinical trial is evaluating NKX019 in patients with refractory LN and pMN. Our Ntrust-2 clinical trial is evaluating NKX019 in patients with refractory scleroderma, patients with myositis who have failed at least one treatment, patients with relapsed or refractory AAV, and patients with RA who have failed at least two treatments. We do not know at this time whether either NKX019 or any of our product candidates will be safe for use in humans or whether they will demonstrate any efficacy against autoimmune diseases. If the efficacy is sufficient, we may initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Depending on the activity we note in the initial clinical trials, we plan to conduct additional clinical trials in less heavily pretreated populations in order to expand use of our product candidates in a broader group of patients and increase market opportunities. However, there is no guarantee that product candidates we develop, even if approved for later lines of therapy, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of May 7, 2026, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 38% of our common stock (based on 71,545,358 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of May 7, 2026 we had 74,545,389 shares of common stock outstanding (including pre-funded warrants).

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, the following officers adopted a "Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408(a) of Regulation S-K) as noted in the table below.

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total Shares to be Sold	Expiration Date
Paul Hastings Chief Executive Officer	Adoption	1/22/2026	X		300,000	3/19/2027
Nadir Mahmood President	Adoption	2/18/2026	X		205,416	5/28/2027
Shawn Rose Chief Medical Officer and Head of Research & Development	Adoption	2/12/2026	X		177,250	5/28/2027

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1#*	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on March 14, 2025.
10.2	Sales Agreement, dated March 25, 2026, by and between Nkarta, Inc. and Stifel, Nicolaus & Company, Incorporated.	S-3	333-294611	1.2	3/25/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan

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

Nkarta, Inc.

Date: May 12, 2026	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Nadir Mahmood
Nadir Mahmood
President
(Principal Financial Officer and Principal Accounting Officer)