Form 10-Q
period 2026-06-30
Nkarta, Inc.
filed 2026-08-10
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 71,624,791 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$24,958	$39,634
Short-term investments	157,806	236,645
Prepaid expenses and other current assets	5,281	6,233
Total current assets	188,045	282,512
Long-term investments	57,671	16,107
Restricted cash	2,743	2,743
Property and equipment, net	56,768	66,721
Operating lease right-of-use assets	30,942	34,429
Other long-term assets	1,476	1,697
Total assets	$337,645	$404,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,819	$2,089
Operating lease liabilities, current portion	7,280	6,889
Accrued and other current liabilities	12,462	13,288
Total current liabilities	23,561	22,266
Operating lease liabilities, net of current portion	66,259	69,531
Other long-term liabilities	87	87
Total liabilities	89,907	91,884
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	964,664	960,219
Accumulated other comprehensive (loss) income	(425)	407
Accumulated deficit	(716,508)	(648,308)
Total stockholders’ equity	247,738	312,325
Total liabilities and stockholders’ equity	$337,645	$404,209

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$29,046	$20,778	$54,034	$44,950
General and administrative	14,082	6,408	19,970	18,800
Total operating expenses	43,128	27,186	74,004	63,750
Loss from operations	(43,128)	(27,186)	(74,004)	(63,750)
Other income, net:
Interest income	2,538	3,970	5,376	8,346
Other income, net	222	239	428	444
Total other income, net	2,760	4,209	5,804	8,790
Net loss	$(40,368)	$(22,977)	$(68,200)	$(54,960)
Other comprehensive loss:
Net unrealized loss on investments	(295)	(290)	(832)	(312)
Comprehensive loss	$(40,663)	$(23,267)	$(69,032)	$(55,272)
Net loss per share, basic and diluted	$(0.54)	$(0.31)	$(0.92)	$(0.74)
Weighted average shares used to compute net loss per share, basic and diluted	74,494,855	73,977,625	74,377,069	73,947,220

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	71,078,531	$7	$960,219	$407	$(648,308)	$312,325
Issuance of common stock upon exercise of stock options	3,719	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock units	208,240	—	—	—	—	—
Share-based compensation expense	—	—	1,898	—	—	1,898
Net unrealized loss on investments	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	(27,832)	(27,832)
Balance, March 31, 2026	71,290,490	$7	$962,123	$(130)	$(676,140)	$285,860
Issuance of common stock upon exercise of stock options	274,306	—	603	—	—	603
Issuance of common stock upon vesting of restricted stock units	10,570	—	—	—	—	—
Common stock issued under employee stock purchase plan	46,855	—	73	—	—	73
Share-based compensation expense	—	—	1,865	—	—	1,865
Net unrealized loss on investments	—	—	—	(295)	—	(295)
Net loss	—	—	—	—	(40,368)	(40,368)
Balance, June 30, 2026	71,622,221	$7	$964,664	$(425)	$(716,508)	$247,738

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	70,645,139	$7	$951,519	$674	$(544,224)	$407,976
Issuance of common stock upon vesting of restricted stock units	312,415	—	—	—	—	—
Share-based compensation expense	—	—	2,834	—	—	2,834
Net unrealized loss on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(31,983)	(31,983)
Balance, March 31, 2025	70,957,554	$7	$954,353	$652	$(576,207)	$378,805
Issuance of common stock upon exercise of stock options		—		—	—	—
Issuance of common stock upon vesting of restricted stock units	14,827	—	—	—	—	—
Common stock issued under employee stock purchase plan	52,131	—	77	—	—	77
Share-based compensation expense	—	—	2,053	—	—	2,053
Unrealized loss on investments	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	(22,977)	(22,977)
Balance, June 30, 2025	71,024,512	$7	$956,483	$362	$(599,184)	$357,668

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(68,200)	$(54,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,763	4,887
Depreciation and amortization	5,072	4,630
Accretion and amortization of premiums and (discounts) on investments, net	(1,217)	(2,772)
Realized gain on investments	—	(35)
Impairment of property and equipment	5,670	—
Impairment of right-of-use asset	2,378	—
Non-cash lease expense	1,109	938
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,173	1,189
Operating lease liabilities	(2,881)	(1,731)
Accounts payable and accrued and other liabilities	711	(511)
Net cash used in operating activities	(52,422)	(48,365)
Cash flows from investing activities:
Purchases of property and equipment	(596)	(656)
Purchases of investments	(96,640)	(89,373)
Maturities of investments	134,300	163,858
Net cash provided by investing activities	37,064	73,829
Cash flows from financing activities:
Proceeds from stock option exercises	609	—
Proceeds from employee stock purchase plan purchases	73	77
Net cash provided by financing activities	682	77
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14,676)	25,541
Cash, cash equivalents, and restricted cash beginning of period	42,377	30,616
Cash, cash equivalents, and restricted cash end of period	$27,701	$56,157
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$24,958	$53,414
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$27,701	$56,157
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$584	$—

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of June 30, 2026, the Company had an accumulated deficit of $716.5 million and cash, cash equivalents, restricted cash and investments of $243.2 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 and the notes accompanying them, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 25, 2026.

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

Long-Lived Asset Impairment

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the asset or group of assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for the Company's leases, the Company determines whether there has been an impairment by comparing the carrying value of the group of assets to the anticipated undiscounted net future cash flows associated with the group of assets. If such cash flows are less than the carrying value, the Company writes down the group of assets to its fair value, which may be measured as anticipated net cash flows associated with the group of assets, discounted at a rate that the Company believes a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk. See Note 5 and Note 6 for additional information regarding the impairment charges the Company recorded in connection with its property and equipment and leased facilities, respectively.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities with annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(40,368)	$(22,977)	$(68,200)	$(54,960)
Denominator:
Weighted average common shares outstanding	71,494,824	70,977,594	71,377,038	70,947,189
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	3,000,031	3,000,031	3,000,031
Weighted average shares used to compute net loss per share, basic and diluted	74,494,855	73,977,625	74,377,069	73,947,220
Net loss per share, basic and diluted	$(0.54)	$(0.31)	$(0.92)	$(0.74)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of June 30,
	2026	2025
Common stock options	10,789,080	11,375,749
Restricted stock units	951,360	832,299
	11,740,440	12,208,048

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		June 30, 2026
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Short-term investments:
Corporate debt securities	Level 2	$95,235	$(98)	$9	$95,146
Commercial paper	Level 2	4,215	—	—	4,215
U.S. Treasury securities	Level 2	50,699	(53)	7	50,653
U.S. government agency securities	Level 2	7,794	(3)	1	7,792
Total short-term investments		157,943	(154)	17	157,806
Long-term investments:
Corporate debt securities	Level 2	$47,354	$(205)	$—	$47,149
U.S. government agency securities	Level 2	10,605	(83)	—	10,522
Total long-term investments		57,959	(288)	—	57,671
Total investments		215,902	(442)	17	215,477
Cash equivalents:
Money market funds	Level 1				$23,960
Total Cash equivalents					$23,960

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Short-term investments:
Corporate debt securities	Level 2	$134,582	$(4)	$269	$134,847
Commercial paper	Level 2	25,952	—	—	25,952
U.S. Treasury securities	Level 2	66,753	—	96	66,849
U.S. government agency securities	Level 2	8,970	—	27	8,997
Total short-term investments		236,257	(4)	392	236,645
Long-term investments:
Corporate debt securities	Level 2	$11,757	$(3)	$5	$11,759
U.S. Treasury securities	Level 2	4,013	—	16	4,029
U.S. government agency securities	Level 2	318	—	1	319
Total long-term investments		16,088	(3)	22	16,107
Total investments		252,345	(7)	414	252,752
Cash equivalents:
Money market funds	Level 1				$33,869
Commercial paper	Level 2				5,264
Total cash equivalents					$39,133

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $24.0 million and $33.9 million as of June 30, 2026 and December 31, 2025, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Accrued interest receivable related to investments was $2.1 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

The fair value of the equipment with a net book value of $4.1 million that was impaired during the second quarter of 2026 was determined using a quote received from an independent third-party, which the Company determined to be an unobservable Level 3 input. The fair value of the equipment with a net book value of $0.9 million was determined using a market approach based on estimated sales proceeds, which the Company also determined to be an unobservable Level 3 input. See Note 5, Balance Sheet Components, for additional information. The market participant estimated borrowing rate of 8% that was utilized in the discounted cash flow analysis for the impairment of the right-of-use assets is also an unobservable Level 3 input. See Note 6, Leases, for additional information.

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. All of our long-term investments as of June 30, 2026 had maturities between one and two years.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2026 and December 31, 2025 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2026 and December 31, 2025. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income/(loss).

During the six months ended June 30, 2026 and 2025, the Company received $4.0 million and $10.0 million, respectively, in proceeds from available-for-sale securities called prior to maturity, resulting in an immaterial realized gain and included within maturities of investments. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$69,533	$66,487
Furniture and fixtures	668	668
Research equipment	19,733	17,576
Computers and software	446	373
Construction in progress	2,517	10,568
Total property and equipment, gross	92,897	95,672
Less accumulated depreciation and amortization	(36,129)	(28,951)
Total property and equipment, net	$56,768	$66,721

Depreciation and amortization expense was $2.7 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and $5.1 million and $4.6 million for the six months ended June 30, 2026 and 2025, respectively.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the second quarter of 2026, the Company identified an indicator related to equipment that will no longer be utilized as a result of ongoing optimization of the Company’s manufacturing processes and recorded an impairment charge of $4.0 million within general and administrative expenses in the condensed statements of operations. Of this amount, $3.1 million related to equipment included in construction in progress that the Company no longer plans to place in service. An additional $0.9 million related to other equipment that the Company has no plans to use in operations was written down to its estimated fair value. No impairment charge was recorded during the three and six months ended June 30, 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$4,210	$6,065
Accrued research and development costs	7,558	6,443
Other accrued and current liabilities	694	780
Total accrued and other liabilities	$12,462	$13,288

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.3 million and $4.7 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively. The total cash paid for operating leases included in the operating cash flows was $6.5 million and $5.6 million for the six months ended June 30, 2026 and 2025, respectively. The weighted average remaining lease term was 7.5 years for the corporate office, laboratory space leases, and additional facility as of June 30, 2026. The weighted average discount rate was 9.7% as of June 30, 2026.

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

Maturities of operating lease liabilities under existing operating leases as of June 30, 2026 were as follows (in thousands):

Year ending December 31,	Amount
2026 (remaining six months)	$6,573
2027	13,474
2028	13,924
2029	13,927
2030	12,960
2031 and thereafter	44,498
Total lease payments	105,356
Less imputed interest	(31,817)
Total operating lease liabilities	$73,539
Operating lease liabilities:
Current	$7,280
Non-current	66,259
Total lease liability	$73,539

Subleases

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments commenced in the second quarter of 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the three and six months ended June 30, 2026 and 2025, was not material.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. During the second quarter of 2026, the Company made the decision to sublease one of its leased spaces in South San Francisco, which is no longer utilized as a result of the consolidation of the Company's manufacturing operations into a single facility. As a result, the Company evaluated this space for impairment, comparing the estimated undiscounted cash flows expected from the potential sublease to the net book value of the related long-lived assets, which consist of right-of-use assets and certain property, plant and equipment, primarily leasehold improvements (collectively, “Sublease Asset Group”). Estimated sublease income was based on market participant assumptions reflecting current real estate trends and conditions. The analysis indicated that the net carrying value of the Sublease Asset Group exceeded its estimated undiscounted future cash flows. The Company therefore determined the fair value of the Sublease Asset Group using a discounted cash flows approach, applying an estimated market participant borrowing rate of 8%. Because the carrying value of the Sublease Asset Group exceeded its estimated fair value, the Company recorded an impairment charge of $4.1 million for the three months ended June 30, 2026, comprised of $2.4 million related to the right-of-use asset and $1.7 million related to leasehold improvements. This impairment charge is included in general and administrative expenses in the condensed statements of operations and comprehensive loss.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of June 30, 2026, and December 31, 2025.

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

Contingencies

The Company, from time to time, may be involved in litigation arising in the ordinary course of business. The Company assesses its potential liability in such situations by analyzing potential outcomes, assuming various litigation, regulatory and settlement strategies. If the Company determines a loss is probable and its amount can be reasonably estimated, the Company accrues an amount equal to the estimated loss. No losses and no provision for a loss contingency have been recorded as of June 30, 2026.

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

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of June 30, 2026, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

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

As of June 30, 2026, a total of 17,934,163 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 6,616,910 shares were available for issuance under the 2020 Plan as of June 30, 2026.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the six months ended June 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	10,737,203	$8.22	6.6	$134
Granted	2,594,692	2.09
Exercised	(278,025)	2.19
Forfeited	(2,264,790)	13.62
Outstanding at June 30, 2026	10,789,080	5.77	7.6	4,568
Exercisable at June 30, 2026	5,577,901	8.61	6.4	1,314
Vested and expected to vest at June 30, 2026	10,789,080	5.77	7.6	4,568

The weighted average grant date fair value of stock option grants was $1.67 and $1.72 per share for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the six months ended June 30, 2026:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2025	648,959	$4.34	1.2
Granted	585,547	1.93
Vested	(218,810)	5.38
Forfeited	(64,336)	2.41
Outstanding at June 30, 2026	951,360	$2.75	1.7

The weighted average grant date fair value of restricted stock units was $1.93 and $2.50 per share for the six months ended June 30, 2026 and 2025, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of June 30, 2026, 2,837,610 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of June 30, 2026, employee contributions to the ESPP were immaterial and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$723	$878	$1,455	$1,991
General and administrative	1,142	1,175	2,308	2,896
Total share-based compensation	$1,865	$2,053	$3,763	$4,887

The total unrecognized compensation cost related to unvested stock options was $11.1 million, which is expected to be recognized over a weighted average remaining service period of 2.6 years as of June 30, 2026.

The total unrecognized compensation cost related to unvested restricted stock units was $2.1 million, which is expected to be recognized over a weighted average remaining service period of 2.9 years as of June 30, 2026.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing the Shelf Registration Statement (as defined below), pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of June 30, 2026, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

10. Income Taxes

There was no provision for income taxes recorded during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the federal and state returns for the years ended 2015 through the current period remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company is currently under examination by the Internal Revenue Service ("IRS") for the Company's 2023 U.S. income tax return. The Company is not currently under examination by any state income or franchise tax agency.

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

A reconciliation to the net loss for the three and six months ended June 30, 2026 and 2025 is included at the bottom of the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	8,628	$7,718	$17,395	$23,615
Facilities expenses	4,476	4,771	8,869	9,336
Direct external development program expenses	10,997	4,850	18,476	10,270
Other segment expenses(2)	6,382	5,463	12,381	11,012
Total segment expenses:	30,483	22,802	57,121	54,233
Segment loss	(30,483)	(22,802)	(57,121)	(54,233)

Reconciling items:
Depreciation and amortization	(2,732)	(2,331)	(5,072)	(4,630)
Share-based compensation	(1,865)	(2,053)	(3,763)	(4,887)
Impairment of property and equipment	(5,670)	—	(5,670)	—
Impairment of right-of-use asset	(2,378)	—	(2,378)	—
Interest income	2,538	3,970	5,376	8,346
Other income, net	222	239	428	444
Net loss	$(40,368)	$(22,977)	$(68,200)	$(54,960)

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

The following table provides details of the severance and other termination benefit expense for the three and six months ended June 30, 2026 and 2025 with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheet (in thousands):

	Six Months Ended June 30, 2026
	No Future Service Period Required	Future Service Period Required	Total
Liability balance, December 31, 2025	$—	$145	$145
(Credit)/Expense recognized during the period	—	—	—
Payments made during the period	—	(145)	(145)
Liability balance, June 30, 2026	$—	$—	$—

	Six Months Ended June 30, 2025
	No Future Service Period Required	Future Service Period Required	Total
Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	5,118	—	5,118
Payments made during the period	(1,833)	—	(1,833)
Liability balance, March 31, 2025	$3,285	$—	$3,285
(Credit)/Expense recognized during the period	(192)	106	(86)
Payments made during the period	(1,834)	—	(1,834)
Liability balance, June 30, 2025	$1,259	$106	$1,365

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX019	$10,956	$4,462	$18,410	$9,217
NKX101	41	388	66	1,053
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	7,819	6,939	15,797	16,370
Others	10,230	8,989	19,761	18,310
Total research and development costs	$29,046	$20,778	$54,034	$44,950

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$29,046	$20,778	$8,268	$54,034	$44,950	$9,084
General and administrative	14,082	6,408	7,674	19,970	18,800	1,170
Total operating expenses	43,128	27,186	15,942	74,004	63,750	10,254
Loss from operations	(43,128)	(27,186)	(15,942)	(74,004)	(63,750)	(10,254)
Other income, net:
Interest income	2,538	3,970	(1,432)	5,376	8,346	(2,970)
Other income, net	222	239	(17)	428	444	(16)
Total other income, net	2,760	4,209	(1,449)	5,804	8,790	(2,986)
Net loss	$(40,368)	$(22,977)	$(17,391)	$(68,200)	$(54,960)	$(13,240)

Research and development expenses. Research and development expenses were $29.0 million and $20.8 million for the three months ended June 30, 2026 and 2025, respectively. Research and development expenses were $54.0 million and $45.0 million for the six months ended June 30, 2026 and 2025, respectively.

The increase of $8.3 million for the three months ended June 30, 2026 was primarily due to the following:

•
a $6.1 million increase in program costs primarily from higher clinical spending and manufacturing and materials expenses related to NKX019 to support clinical trials in autoimmune diseases;
•
a $1.8 million increase in other research costs, primarily consisting of higher consulting and depreciation expenses, which was partially offset by lower facilities and licenses expenses due to lower headcount; and
•
a $0.8 million increase in personnel costs primarily from higher salaries and wages expense recognized primarily due to an increase in wages and health benefits expenses.

The increase of $9.1 million for the six months ended June 30, 2026 was primarily due to the following:

•
a $8.2 million increase in program costs primarily from higher clinical spending related to NKX019 to support clinical trials in autoimmune diseases, which was partially offset by lower manufacturing and materials expenses;
•
a $1.9 million increase in other research costs, primarily consisting of higher consulting, and depreciation expenses, which was partially offset by lower laboratory supplies, facilities, and licenses expenses due to lower headcount; and
•
a $0.6 million decrease in personnel costs primarily from lower salaries and wages and share based compensation expense recognized due to lower headcount as a result of the reduction in force in March 2025.

General and administrative expenses. General and administrative expenses were $14.1 million and $6.4 million for the three months ended June 30, 2026 and 2025, respectively, and $20.0 million and $18.8 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $7.7 million for the three months ended June 30, 2026 was primarily due to a $8.0 million impairment expense of equipment, leasehold improvements and right-of-use assets in June 2026, offset by a $0.3 million decrease in personnel and recruiting expenses due to lower headcount. The increase of $1.2 million for the six months ended June 30, 2026 was primarily due to a $8.0 million impairment expense of equipment, leasehold improvements and right-of-use assets in June 2026, offset by a $6.8 million decrease in personnel expenses, including $4.8 million in severance expenses from the reduction in force incurred in March 2025.

Interest income. Interest income was $2.5 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, and $5.4 million and $8.3 million for the six months ended June 30, 2026 and 2025, respectively. The decreases of $1.5 million and $2.9 million for the three and six months ended June 30, 2026, respectively, were primarily due to lower average investment balances and lower average interest rates in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents, restricted cash and investments of $243.2 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

On March 27, 2024, we completed an underwritten public offering utilizing the Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of June 30, 2026, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

On March 25, 2026, we filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $350.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on April 3, 2026. The Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $100.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Offering Program”) with Stifel, Nicolaus & Company, Incorporated, as sales agent. As of June 30, 2026, no sales of the Company’s common stock had been made pursuant to the ATM Offering Program.

We have incurred net losses and negative cash flows from operations since our inception. As of June 30, 2026, we had an accumulated deficit of $716.5 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of June 30, 2026 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(52,422)	$(48,365)
Net cash provided by investing activities	37,064	73,829
Net cash provided by financing activities	682	77
Net (decrease) increase in cash and cash equivalents	$(14,676)	$25,541

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $52.4 million primarily due to a net loss of $68.2 million adjusted for a decrease in net change in operating assets and liabilities of $1.0 million, which was offset by net non-cash charges of $16.8 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of impairment expenses of $8.0 million, stock-based compensation of $3.8 million, depreciation and amortization of $5.1 million, and non-cash lease expense of $1.1 million, which was offset by investment accretion and amortization of $1.2 million.

Net cash used in operating activities for the six months ended June 30, 2025 was $48.4 million primarily due to a net loss of $55.0 million adjusted for a decrease in net change in operating assets and liabilities of $1.1 million, which was offset by net non-cash charges of $7.6 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $4.9 million, depreciation and amortization of $4.6 million, and non-cash lease expense of $0.9 million, which was offset by investment accretion and amortization of $2.8 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $37.1 million, which consisted primarily of proceeds from the sales and maturities of marketable securities of $134.3 million, partially offset by the purchase of marketable securities of $96.6 million and the purchase of property and equipment of $0.6 million.

Net cash provided by investing activities for the six months ended June 30, 2025 was $73.8 million, which consisted primarily of proceeds from the maturities of marketable securities of $163.9 million, partially offset by the purchase of marketable securities of $89.4 million and the purchase of property and equipment of $0.7 million.

Financing Activities

There was immaterial cash provided by financing activities for the six months ended June 30, 2026 and 2025.

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

Material Cash Requirements

As of June 30, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 25, 2026.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on March 25, 2026.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of June 30, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and president, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, may not prevent all error or fraud and can provide only reasonable, not absolute, assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer (principal executive officer) and president (principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2026, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission ("SEC") on March 25, 2026, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and filed with the SEC on May 12, 2026, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $68.2 million, $104.1 million and $108.8 million for the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $716.5 million as of June 30, 2026. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of June 30, 2026, we had cash, cash equivalents, restricted cash, and investments of $243.2 million. Our research and development expenses were $90.4 million for the year ended December 31, 2025, $96.7 million for the year ended December 31, 2024, $54.0 million for the six months ended June 30, 2026, and $45.0 million for the six months ended June 30, 2025.

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

Impairment of our long-lived assets could have a material adverse effect on our financial condition and results of operations.*

Under U.S. generally accepted accounting principles ("U.S. GAAP"), we are required to assess our long-lived assets, including property and equipment and lease right-of-use assets, for possible impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. For example, during the quarter ended June 30, 2026, as part of the ongoing optimization of our manufacturing operations, we decided to sublease a portion of our lease facility and determined that certain equipment would no longer be utilized. These events constituted indicators of impairment and resulted in the recognition of impairment charges during the quarter. In addition, during the quarter ended September 30, 2025, we identified impairment indicators due to a sustained decline in the trading price of our common stock, resulting in our market capitalization falling below our net asset value. As a result, we recorded an impairment charge during the year ended December 31, 2025.

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

We have concentrated our research and development efforts on utilizing CAR NK cells as an immunotherapy for the treatment of certain diseases, initially cancers and, most recently, autoimmune diseases. To date, the FDA has not approved any cell-based therapies for commercial use for the treatment of autoimmune diseases, and no natural killer ("NK")-based cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our CAR NK-cell platform product candidates are novel, and cell-based therapies are relatively new, especially as potential treatments for autoimmune diseases, regulatory agencies may lack precedents for evaluating product candidates like our CAR NK-cell product candidates. As the cell therapy field develops further, the processes and requirements imposed by the regulatory agencies may evolve in a manner that adversely impacts us. The novelty of our product candidates may lengthen the regulatory review process, including the time it takes for the FDA to review our IND applications if and when submitted, increase our development costs and delay or prevent approval and commercialization of our CAR NK-cell platform product candidates.

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

More broadly, variability in investigator experience across clinical trial sites may contribute to inconsistent application of trial procedures across sites, which could complicate data interpretation or limit comparability across study cohorts or sites. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the value of our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically a summary of extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of June 30, 2026, we had 106 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.*

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

If any of our clinical trials reveal issues with the safety or efficacy of any of our product candidates, modification of the donor selection criteria or the manufacturing process may be necessary to address such issues. Alternatively, we may choose to modify the manufacturing process in an effort to improve the efficiency of the process or efficacy of the product candidates. However, although research to establish the optimal donor and manufacturing parameters is ongoing, we have not, at present, fully characterized or identified how donor characteristics and manufacturing process parameters affect the optimal cell killing ability for our engineered NK-cell product candidates for in vitro and animal efficacy studies or how such potency differences may translate into efficacy to be seen in human clinical trials, including both the proportion of patients who achieve a meaningful clinical response, and the duration of any such clinical responses. As a result, our ability to improve our manufacturing process or product potency, safety, or efficacy according to such parameters is limited and may require significant trial and error, which may cause us to incur significant costs or could result in significant delays to the clinical development and eventual commercialization of our product candidates. We continue to work to better establish the optimal donor and manufacturing parameters for our product candidates. Efforts to scale up and optimize our manufacturing processes across our platform are ongoing. If we are unable to manufacture sufficient supply of our product candidates, or sufficient supply of our product candidates with the desired parameters, for our current, planned, or future clinical trials, the clinical development and potential eventual commercialization of our product candidates may be delayed, and we may be materially harmed as a result.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of June 30, 2026, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2043, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2024 and 2046, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

While the U.S. government has not historically exercised its march-in rights, in August 2025, the U.S. Department of Commerce announced it was initiating a review of an academic research institute’s compliance with the Bayh-Dole Act, suggesting a potential shift toward stricter enforcement of Bayh–Dole Act compliance by the current administration, relative to prior administrations. The exercise of any of the foregoing rights of the U.S. government over technology that we own or use in the development and commercialization of our product candidates could prevent us from enjoying the exclusive use of such technology, or could cause us to incur additional expenses in the commercialization of our product candidates. Any of the foregoing could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

The number of patients who have the specific diseases we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited. Potentially addressable patient populations for our product candidates are only estimates. These estimates could prove to be incorrect, and the estimated number of potential patients in the United States and elsewhere could be lower than expected. It may also be that such patients may not be otherwise amenable to treatment with our product candidates, or patients could become increasingly difficult to identify and access for a variety of reasons including other drugs being approved, any of which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of August 5, 2026, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 37% of our common stock (based on 71,624,791 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of August 5, 2026 we had 74,624,822 shares of common stock outstanding (including pre-funded warrants).

Holders of an aggregate of 8,417,761 shares of common stock, including with respect to shares of our convertible preferred stock that converted into shares of our common stock upon the completion of the IPO, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act, or until the rights terminate pursuant to the terms of the stockholders agreement between us and such holders. We have also registered all shares of common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on registration statements on Form S-8, and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as a smaller reporting company, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could materially adversely affect the trading price of our common stock.

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1(A)	Amended and Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	7/14/2020
3.1(B)	Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/9/2023
3.1(C)	Second Amendment to Restated Certificate of Incorporation of Nkarta, Inc.	8-K	001-39370	3.1	6/13/2024
3.2	Amended and Restated Bylaws of Nkarta, Inc.	8-K	001-39370	3.2	7/14/2020
10.1#*	Nkarta, Inc. Non-Employee Director Compensation Policy, as amended on May 19, 2026.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Nkarta, Inc.

Date: August 10, 2026	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Nadir Mahmood
Nadir Mahmood
President
(Principal Financial Officer and Principal Accounting Officer)