Form 10-Q
period 2026-09-30
Nkarta, Inc.
filed 2026-11-05
CIK 1787400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 71,704,404 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

NKARTA, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$48,354	$39,634
Short-term investments	108,254	236,645
Prepaid expenses and other current assets	5,941	6,233
Total current assets	162,549	282,512
Long-term investments	56,675	16,107
Restricted cash	2,743	2,743
Property and equipment, net	54,595	66,721
Operating lease right-of-use assets	30,500	34,429
Other long-term assets	1,399	1,697
Total assets	$308,461	$404,209
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,833	$2,089
Operating lease liabilities, current portion	7,484	6,889
Accrued and other current liabilities	13,755	13,288
Total current liabilities	28,072	22,266
Operating lease liabilities, net of current portion	64,553	69,531
Other long-term liabilities	87	87
Total liabilities	92,712	91,884
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock	7	7
Additional paid-in capital	966,572	960,219
Accumulated other comprehensive (loss) income	(996)	407
Accumulated deficit	(749,834)	(648,308)
Total stockholders’ equity	215,749	312,325
Total liabilities and stockholders’ equity	$308,461	$404,209

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$29,464	$20,198	$83,498	$65,148
General and administrative	6,313	7,088	26,283	25,888
Total operating expenses	35,777	27,286	109,781	91,036
Loss from operations	(35,777)	(27,286)	(109,781)	(91,036)
Other income, net:
Interest income	2,245	3,852	7,621	12,198
Other income, net	206	1,719	634	2,163
Total other income, net	2,451	5,571	8,255	14,361
Net loss	$(33,326)	$(21,715)	$(101,526)	$(76,675)
Other comprehensive loss:
Net unrealized (loss) gain on investments	(571)	174	(1,403)	(138)
Comprehensive loss	$(33,897)	$(21,541)	$(102,929)	$(76,813)
Net loss per share, basic and diluted	$(0.45)	$(0.29)	$(1.36)	$(1.04)
Weighted average shares used to compute net loss per share, basic and diluted	74,637,689	74,024,543	74,464,897	73,973,278

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	71,078,531	$7	$960,219	$407	$(648,308)	$312,325
Issuance of common stock upon exercise of stock options	3,719	—	6	—	—	6
Issuance of common stock upon vesting of restricted stock units	208,240	—	—	—	—	—
Share-based compensation expense	—	—	1,898	—	—	1,898
Net unrealized loss on investments	—	—	—	(537)	—	(537)
Net loss	—	—	—	—	(27,832)	(27,832)
Balance, March 31, 2026	71,290,490	$7	$962,123	$(130)	$(676,140)	$285,860
Issuance of common stock upon exercise of stock options	274,306	—	603	—	—	603
Issuance of common stock upon vesting of restricted stock units	10,570	—	—	—	—	—
Common stock issued under employee stock purchase plan	46,855	—	73	—	—	73
Share-based compensation expense	—	—	1,865	—	—	1,865
Net unrealized loss on investments	—	—	—	(295)	—	(295)
Net loss	—	—	—	—	(40,368)	(40,368)
Balance, June 30, 2026	71,622,221	$7	$964,664	$(425)	$(716,508)	$247,738
Issuance of common stock upon exercise of stock options	82,183	—	143	—	—	143
Share-based compensation expense	—	—	1,765	—	—	1,765
Net unrealized loss on investments	—	—	—	(571)	—	(571)
Net loss	—	—	—	—	(33,326)	(33,326)
Balance, September 30, 2026	71,704,404	$7	$966,572	$(996)	$(749,834)	$215,749

NKARTA, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	70,645,139	$7	$951,519	$674	$(544,224)	$407,976
Issuance of common stock upon vesting of restricted stock units	312,415	—	—	—	—	—
Share-based compensation expense	—	—	2,834	—	—	2,834
Net unrealized loss on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(31,983)	(31,983)
Balance, March 31, 2025	70,957,554	$7	$954,353	$652	$(576,207)	$378,805
Issuance of common stock upon exercise of stock options		—		—	—	—
Issuance of common stock upon vesting of restricted stock units	14,827	—	—	—	—	—
Common stock issued under employee stock purchase plan	52,131	—	77	—	—	77
Share-based compensation expense	—	—	2,053	—	—	2,053
Unrealized loss on investments	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	(22,977)	(22,977)
Balance, June 30, 2025	71,024,512	$7	$956,483	$362	$(599,184)	$357,668
Share-based compensation expense	—	—	1,773	—	—	1,773
Unrealized gain on investments	—	—	—	174		174
Net loss	—	—	—	—	(21,715)	(21,715)
Balance, September 30, 2025	71,024,512	$7	$958,256	$536	$(620,899)	$337,900

The accompanying notes are an integral part of these condensed financial statements.

NKARTA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(101,526)	$(76,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,528	6,660
Depreciation and amortization	7,128	6,936
Accretion and amortization of premiums and (discounts) on investments, net	(1,472)	(3,725)
Realized gain on investments	—	(43)
Impairment of property and equipment	5,670	—
Impairment of right-of-use asset	2,378	791
Non-cash lease expense	1,551	1,428
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,490	1,278
Operating lease liabilities	(4,383)	(3,639)
Accounts payable and accrued and other liabilities	5,378	(63)
Net cash used in operating activities	(78,258)	(67,052)
Cash flows from investing activities:
Purchases of property and equipment	(1,841)	(648)
Sale of equipment	100	—
Purchases of investments	(106,301)	(147,149)
Maturities of investments	194,195	247,013
Net cash provided by investing activities	86,153	99,216
Cash flows from financing activities:
Proceeds from stock option exercises	752	—
Proceeds from employee stock purchase plan purchases	73	77
Net cash provided by financing activities	825	77
Net increase in cash, cash equivalents, and restricted cash	8,720	32,241
Cash, cash equivalents, and restricted cash beginning of period	42,377	30,616
Cash, cash equivalents, and restricted cash end of period	$51,097	$62,857
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet:
Cash and cash equivalents	$48,354	$60,114
Restricted cash	2,743	2,743
Total cash, cash equivalents and restricted cash	$51,097	$62,857
Supplemental disclosures of non-cash investing and financing activities:
Acquisitions of property and equipment in accounts payable and accrued and other current liabilities	$221	$155

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

Liquidity and Management Plans

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has devoted substantially all of its efforts to organizing and staffing, business planning, raising capital, conducting preclinical studies and initiating clinical studies, and has not realized revenues from its planned principal operations. In addition, the Company has incurred operating losses since inception and expects that it will continue to incur net losses into the foreseeable future as it continues its research and development activities. As of September 30, 2026, the Company had an accumulated deficit of $749.8 million and cash, cash equivalents, restricted cash and investments of $216.0 million.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows for the periods presented.

The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year or any subsequent interim period. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025 and the notes accompanying them, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 25, 2026.

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

Long-Lived Asset Impairment

The Company assesses the impairment of long-lived assets whenever events or changes in business circumstances indicate that the carrying amounts of the asset or group of assets may not be fully recoverable. In the case of property and equipment and right-of-use assets for the Company's leases, the Company determines whether there has been an impairment by comparing the carrying value of the group of assets to the anticipated undiscounted net future cash flows associated with the group of assets. If such cash flows are less than the carrying value, the Company writes down the group of assets to its fair value, which may be measured as anticipated net cash flows associated with the group of assets, discounted at a rate that the Company believes a market participant would utilize to reflect the risks associated with the cash flows, such as credit risk. See Note 5 and Note 6 for additional information regarding the impairment charges the Company recorded in the second quarter of 2026 in connection with its property and equipment and leased facilities, respectively. During the third quarter of 2025, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of its common stock, which resulted in the Company’s market capitalization falling below its net asset value. There were no changes in the continued intended use of its long-lived assets. The fair value of the right-of-use assets was determined by discounting the estimated cash flows using observed market lease rates for comparable properties and an estimated market participant borrowing rate of 8.5%. The fair value of property and equipment was estimated using trend factors applied to historical cost data, together with estimates of economic depreciation and expected useful lives. Based on the results of the fair value analyses, the Company recognized an impairment charge of $0.8 million related to the right-of-use asset, which was recorded in the condensed statements of operations for the quarter ended September 30, 2025. The impairment charge is included within general and administrative expenses.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

There were no other significant updates to the recently issued accounting standards other than as disclosed herewith. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

3. Net Loss Per Share

The following tables summarize the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(33,326)	$(21,715)	$(101,526)	$(76,675)
Denominator:
Weighted average common shares outstanding	71,637,658	71,024,512	71,464,866	70,973,247
Add: weighted average of common stock to be issued upon exercise of pre-funded warrants	3,000,031	3,000,031	3,000,031	3,000,031
Weighted average shares used to compute net loss per share, basic and diluted	74,637,689	74,024,543	74,464,897	73,973,278
Net loss per share, basic and diluted	$(0.45)	$(0.29)	$(1.36)	$(1.04)

The following table summarizes the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be antidilutive:

	As of September 30,
	2026	2025
Common stock options	10,659,408	10,948,880
Restricted stock units	918,650	661,636
	11,578,058	11,610,516

4. Fair Value of Financial Instruments

The following tables summarize the Company's financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

		September 30, 2026
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Short-term investments:
Corporate debt securities	Level 2	$62,133	$(122)	$—	$62,011
Commercial paper	Level 2	3,759	(4)	—	3,755
U.S. Treasury securities	Level 2	34,265	(55)	—	34,210
U.S. government agency securities	Level 2	8,280	(2)	—	8,278
Total short-term investments		108,437	(183)	—	108,254
Long-term investments:
Corporate debt securities	Level 2	$46,882	$(629)	$—	$46,253
U.S. government agency securities	Level 2	10,606	(184)	—	10,422
Total long-term investments		57,488	(813)	—	56,675
Total investments		165,925	(996)	—	164,929
Cash equivalents:
Money market funds	Level 1				$33,977
Commercial paper	Level 2				1,897
U.S. Government securities	Level 2				11,402
Total Cash equivalents					$47,276

		December 31, 2025
	Valuation Hierarchy	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
Assets:
Short-term investments:
Corporate debt securities	Level 2	$134,582	$(4)	$269	$134,847
Commercial paper	Level 2	25,952	—	—	25,952
U.S. Treasury securities	Level 2	66,753	—	96	66,849
U.S. government agency securities	Level 2	8,970	—	27	8,997
Total short-term investments		236,257	(4)	392	236,645
Long-term investments:
Corporate debt securities	Level 2	$11,757	$(3)	$5	$11,759
U.S. Treasury securities	Level 2	4,013	—	16	4,029
U.S. government agency securities	Level 2	318	—	1	319
Total long-term investments		16,088	(3)	22	16,107
Total investments		252,345	(7)	414	252,752
Cash equivalents:
Money market funds	Level 1				$33,869
Commercial paper	Level 2				5,264
Total cash equivalents					$39,133

Investments are classified as Level 1 within the fair value hierarchy if their quoted prices are available in active markets for identical securities. Investments in money market funds of $34.0 million and $33.9 million as of September 30, 2026 and December 31, 2025, respectively, were classified as Level 1 instruments and were included in cash equivalents.

Investments in corporate debt securities, commercial paper and government securities are valued using Level 2 inputs. Level 2 securities are initially valued at the transaction price and subsequently valued and reported upon utilizing inputs other than quoted prices that are observable either directly or indirectly, such as quotes from third-party pricing vendors. Fair values determined by Level 2 inputs, which utilize data points that are observable such as quoted prices, interest rates and yield curves, require the exercise of judgment and use of estimates, that if changed, could significantly affect the Company’s financial position and results of operations. Accrued interest receivable related to investments was $1.4 million and $2.0 million as of September 30, 2026 and December 31, 2025, respectively, and included as part of prepaid expenses and other current assets in the condensed balance sheets.

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

The Company has classified its investment securities as current and non-current assets on the condensed balance sheets based on each security's contractual maturity date, and all investment securities are accounted for as available-for-sale because these investment securities are considered available for use in operations. All of our long-term investments as of September 30, 2026 had maturities between one and two years.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2026 and December 31, 2025 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2026 and December 31, 2025. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive income/(loss).

During the nine months ended September 30, 2026 and 2025, the Company received $4.0 million and $23.0 million, respectively, in proceeds from available-for-sale securities called prior to maturity, resulting in an immaterial realized gain and included within maturities of investments. The Company uses the specific identification method to determine the cost basis of investments sold.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net is comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$70,333	$66,487
Furniture and fixtures	668	668
Research equipment	19,763	17,576
Computers and software	446	373
Construction in progress	1,568	10,568
Total property and equipment, gross	92,778	95,672
Less accumulated depreciation and amortization	(38,183)	(28,951)
Total property and equipment, net	$54,595	$66,721

Depreciation and amortization expense was $2.1 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $7.1 million and $6.9 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. No impairment charge related to property and equipment was recorded during the three months ended September 30, 2026. During the second quarter of 2026, the Company identified an indicator related to equipment that will no longer be utilized as a result of ongoing optimization of the Company’s manufacturing processes and recorded an impairment charge of $4.0 million within general and administrative expenses in the condensed statements of operations. Of this amount, $3.1 million related to equipment included in construction in progress that the Company no longer plans to place in service. An additional $0.9 million related to other equipment that the Company has no plans to use in operations was written down to its estimated fair value. No impairment charge related to property and equipment was recorded during the three and nine months ended September 30, 2025.

Accrued and Other Current Liabilities

Accrued and other current liabilities are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued compensation	$5,332	$6,065
Accrued research and development costs	7,429	6,443
Accrued property and equipment	39	—
Other accrued and current liabilities	955	780
Total accrued and other liabilities	$13,755	$13,288

6. Leases

The Company has operating leases for its current corporate offices, laboratory space, manufacturing facility, and dedicated space in a vivarium in South San Francisco, California. Rent expense was $2.2 million and $6.9 million for the three and nine months ended September 30, 2026, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. The total cash paid for operating leases included in the operating cash flows was $9.7 million and $9.3 million for the nine months ended September 30, 2026 and 2025, respectively. The weighted average remaining lease term was 7.3 years for the corporate office, laboratory space leases, and additional facility as of September 30, 2026. The weighted average discount rate was 9.8% as of September 30, 2026.

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

Maturities of operating lease liabilities under existing operating leases as of September 30, 2026 were as follows (in thousands):

Year ending December 31,	Amount
2026 (remaining three months)	$3,326
2027	13,474
2028	13,924
2029	13,927
2030	12,960
2031 and thereafter	44,498
Total lease payments	102,109
Less imputed interest	(30,072)
Total operating lease liabilities	$72,037
Operating lease liabilities:
Current	$7,484
Non-current	64,553
Total lease liability	$72,037

Subleases

In September 2024 and November 2024, the Company entered into agreements to sublease a portion of the Company's leased office space through November 2027 and July 2030, respectively. The sublease agreements both commenced during the fourth quarter of 2024 and rent payments commenced in the second quarter of 2025. The Company accounts for the sublease agreements in accordance with ASC 842, Leases. Sublease income during the three and nine months ended September 30, 2026 and 2025, was not material.

The Company tests long-lived assets for recoverability whenever events or changes in circumstances suggest that the carrying value of an asset or group of assets may not be recoverable. No impairment charge related to right-of-use assets was recorded during the three months ended September 30, 2026. During the second quarter of 2026, the Company made the decision to sublease one of its leased spaces in South San Francisco, which is no longer utilized as a result of the consolidation of the Company's manufacturing operations into a single facility. As a result, the Company evaluated this space for impairment, comparing the estimated undiscounted cash flows expected from the potential sublease to the net book value of the related long-lived assets, which consist of right-of-use assets and certain property and equipment, primarily leasehold improvements (collectively, “Sublease Asset Group”). Estimated sublease income was based on market participant assumptions reflecting current real estate trends and conditions. The analysis indicated that the net carrying value of the Sublease Asset Group exceeded its estimated undiscounted future cash flows. The Company therefore determined the fair value of the Sublease Asset Group using a discounted cash flows approach, applying an estimated market participant borrowing rate of 8%. Because the carrying value of the Sublease Asset Group exceeded its estimated fair value, the Company recorded an impairment charge of $4.1 million for the three months ended June 30, 2026, comprised of $2.4 million related to the right-of-use asset and $1.7 million related to leasehold improvements. This impairment charge is included in general and administrative expenses in the condensed statements of operations and comprehensive loss for the nine months ended September 30, 2026.

7. Commitments and Contingencies

Guarantee Agreement

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts under certain circumstances and subject to deductibles and exclusions. The Company had no liabilities recorded for these agreements as of September 30, 2026, and December 31, 2025.

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

Contingencies

The Company, from time to time, may be involved in litigation arising in the ordinary course of business. The Company assesses its potential liability in such situations by analyzing potential outcomes, assuming various litigation, regulatory and settlement strategies. If the Company determines a loss is probable and its amount can be reasonably estimated, the Company accrues an amount equal to the estimated loss. No losses and no provision for a loss contingency have been recorded as of September 30, 2026.

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

For each non-collaboration product candidate incorporating a genome editing target licensed from CRISPR (a "CRISPR-Licensed Product Candidate"), other than those targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than mid-twenty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. For each CRISPR-Licensed Product Candidate targeting the Specified TA, the Company would retain worldwide rights and may be required to make potential future payments based on the achievement of development and regulatory approval milestones totaling less than high-forty million dollars, as well as tiered royalties up to the mid-single digits on net product sales of such product candidate. As of September 30, 2026, the Company has not paid any amounts nor are any amounts owed by the Company under the CRISPR Agreement, and no milestones have been achieved or are probable.

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

As of September 30, 2026, a total of 17,934,163 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2020 Plan (this number of shares gives effect to the annual increases in the 2020 Plan share limit, as described in the next sentence, through that date). The share limit will automatically increase on the first trading day in January of each year by an amount equal to the lesser of (1) 5% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2020 Plan or the 2015 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2020 Plan. A total of 6,697,109 shares were available for issuance under the 2020 Plan as of September 30, 2026.

The following table summarizes the option activity under the 2020 Plan and 2015 Plan during the nine months ended September 30, 2026:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	10,737,203	$8.22	6.6	$134
Granted	2,762,692	2.13
Exercised	(360,208)	2.09
Forfeited	(2,480,279)	12.73
Outstanding at September 30, 2026	10,659,408	5.80	7.4	3,201
Exercisable at September 30, 2026	5,844,730	8.37	6.3	1,053
Vested and expected to vest at September 30, 2026	10,659,408	5.80	7.4	3,201

The weighted average grant date fair value of stock option grants was $1.70 and $1.72 per share for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the restricted stock unit activity under the 2020 Plan during the nine months ended September 30, 2026:

	Number of shares	Weighted average grant date fair value per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2025	648,959	$4.34	1.2
Granted	585,547	1.93
Vested	(218,810)	5.38
Forfeited	(97,046)	2.55
Outstanding at September 30, 2026	918,650	$2.75	1.5

The weighted average grant date fair value of restricted stock units was $1.93 and $2.50 per share for the nine months ended September 30, 2026 and 2025, respectively.

Employee Stock Purchase Plan

The Company’s 2020 Employee Stock Purchase Plan (the "ESPP"), which was adopted by the Company’s board of directors in June 2020 and approved by the Company’s stockholders in July 2020, became effective upon the consummation of the IPO. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The six-month offering periods extend from June to November and December to May. As of September 30, 2026, 2,837,610 shares of the Company’s common stock remained available for issuance under the ESPP (after giving effect to share purchases under the ESPP, and annual increases in the ESPP share limit as described in the next sentence through that date). The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first trading day in January of each year by an amount equal to the lesser of (i) 1% of the total number of outstanding shares of the Company’s common stock issued and outstanding on December 31 of the immediately preceding calendar year, (ii) 1,000,000 shares, or (iii) such lesser number as determined by the Company’s board of directors. As of September 30, 2026, employee contributions to the ESPP were immaterial and included as part of accrued and other current liabilities in the condensed balance sheets.

Share-Based Compensation Expense

Share-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$657	$541	$2,112	$2,532
General and administrative	1,108	1,232	3,416	4,128
Total share-based compensation	$1,765	$1,773	$5,528	$6,660

The total unrecognized compensation cost related to unvested stock options was $9.6 million, which is expected to be recognized over a weighted average remaining service period of 2.4 years as of September 30, 2026.

The total unrecognized compensation cost related to unvested restricted stock units was $1.8 million, which is expected to be recognized over a weighted average remaining service period of 2.7 years as of September 30, 2026.

Sale of Common Stock and Pre-funded Warrants

In March 2024, the Company completed an underwritten public offering utilizing a registration statement on Form S-3 (a "Shelf Registration Statement"), pursuant to which it sold an aggregate of (i) 21,010,000 shares of its common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of its common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of September 30, 2026, none of the pre-funded warrants have been exercised. The Company raised $240.1 million in gross proceeds before underwriting discounts and commissions of $14.4 million and other offering expenses of $0.6 million.

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

10. Income Taxes

There was no provision for income taxes recorded during the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the federal and state returns for the years ended 2015 through the current period remain subject to examination by taxing authorities due to the tax attribute carryforwards. The Company is currently under examination by the Internal Revenue Service ("IRS") for the Company's 2023 U.S. income tax return. The Company is not currently under examination by any state income or franchise tax agency.

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

A reconciliation to the net loss for the three and nine months ended September 30, 2026 and 2025 is included at the bottom of the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment expenses:
Personnel related expenses, excluding share-based compensation(1)	8,329	8,125	$25,724	$31,739
Facilities expenses	4,826	5,241	13,696	14,577
Direct external development program expenses	11,474	4,644	29,950	14,913
Other segment expenses(2)	7,327	4,406	19,707	15,420
Total segment expenses:	31,956	22,416	89,077	76,649
Segment loss	(31,956)	(22,416)	(89,077)	(76,649)

Reconciling items:
Depreciation and amortization	(2,056)	(2,306)	(7,128)	(6,936)
Share-based compensation	(1,765)	(1,773)	(5,528)	(6,660)
Impairment of property and equipment	—	—	(5,670)	—
Impairment of right-of-use asset	—	(791)	(2,378)	(791)
Interest income	2,245	3,852	7,621	12,198
Other income, net	206	1,719	634	2,163
Net loss	$(33,326)	$(21,715)	$(101,526)	$(76,675)

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

The following table provides details of the severance and other termination benefit expense for the three and nine months ended September 30, 2026 and 2025 with the remaining balance of the liability recorded in accrued and other current liabilities on the condensed balance sheet (in thousands):

	Nine Months Ended September 30, 2026
	No Future Service Period Required	Future Service Period Required	Total
Liability balance, December 31, 2025	$—	$145	$145
(Credit)/Expense recognized during the period	—	—	—
Payments made during the period	—	(145)	(145)
Liability balance, September 30, 2026	$—	$—	$—

	Nine Months Ended September 30, 2025
	No Future Service Period Required	Future Service Period Required	Total
Liability balance, January 1, 2025	$—	$—	$—
Expense recognized during the period	5,118	—	5,118
Payments made during the period	(1,833)	—	(1,833)
Liability balance, March 31, 2025	$3,285	$—	$3,285
(Credit)/Expense recognized during the period	(192)	106	(86)
Payments made during the period	(1,834)	—	(1,834)
Liability balance, June 30, 2025	$1,259	$106	$1,365
(Credit)/Expense recognized during the period	(121)	95	(26)
Payments made during the period	(671)		(671)
Liability balance, September 30, 2025	$467	$201	$668

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

Our Ntrust-1 clinical trial ("Ntrust-1") is a multi-center, open-label, dose-escalation Phase 1/2 clinical trial of NKX019 for lupus nephritis ("LN") and primary membranous nephropathy ("pMN"). Our Ntrust-2 clinical trial ("Ntrust-2") is a multi-center, open-label, dose-escalation Phase 1/2 clinical trial of NKX019 for systemic sclerosis ("scleroderma"), and idiopathic inflammatory myopathy ("myositis"), which we currently consider our leading indications, as well as antineutrophil cytoplasmic antibody (ANCA)-associated vasculitis ("AAV"), and rheumatoid arthritis ("RA"). In both studies, patients receive lymphodepleting conditioning ("LD") with a combination of fludarabine ("Flu") and cyclophosphamide ("Cy") prior to administration of NKX019, with the option for patients with cytopenias to receive Cy alone as modified LD. NKX019 is also being studied in an investigator-sponsored trial ("IST") at the University of California, Irvine in patients with myasthenia gravis ("MG") and in an IST at Columbia University Irving Medical Center in patients with systemic lupus erythematosus ("SLE").

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025. The direct external development program expenses reflect external costs attributable to our clinical development candidates and preclinical candidates selected for further development. Such expenses include third-party contract costs relating to manufacturing, clinical trial activities, translational medicine and toxicology activities. The unallocated internal research and development costs include personnel, facility costs, laboratory consumables and discovery and research related activities associated with our pipeline.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Direct external development program expenses:
NKX019	$11,393	$4,344	$29,803	$13,560
NKX101	81	300	147	1,353
Unallocated internal research and development costs:
Personnel related (including share-based compensation)	7,477	6,880	23,273	23,250
Others	10,513	8,674	30,275	26,985
Total research and development costs	$29,464	$20,198	$83,498	$65,148

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$29,464	$20,198	$9,266	$83,498	$65,148	$18,350
General and administrative	6,313	7,088	(775)	26,283	25,888	395
Total operating expenses	35,777	27,286	8,491	109,781	91,036	18,745
Loss from operations	(35,777)	(27,286)	(8,491)	(109,781)	(91,036)	(18,745)
Other income, net:
Interest income	2,245	3,852	(1,607)	7,621	12,198	(4,577)
Other income, net	206	1,719	(1,513)	634	2,163	(1,529)
Total other income, net	2,451	5,571	(3,120)	8,255	14,361	(6,106)
Net loss	$(33,326)	$(21,715)	$(11,611)	$(101,526)	$(76,675)	$(24,851)

Research and development expenses. Research and development expenses were $29.5 million and $20.2 million for the three months ended September 30, 2026 and 2025, respectively. Research and development expenses were $83.5 million and $65.1 million for the nine months ended September 30, 2026 and 2025, respectively.

The increase of $9.3 million for the three months ended September 30, 2026 was primarily due to the following:

•
a $6.8 million increase in program costs primarily from higher clinical spending and manufacturing and materials expenses related to NKX019 to support clinical trials in autoimmune diseases;
•
a $1.9 million increase in other research costs, primarily consisting of higher consulting, laboratory supplies and depreciation and facilities expenses, which was partially offset by lower licenses expenses; and
•
a $0.6 million increase in personnel costs primarily from higher salaries and wages expense recognized primarily due to an increase in wages and health benefits expenses.

The increase of $18.4 million for the nine months ended September 30, 2026 was primarily due to the following:

•
a $15.0 million increase in program costs primarily from higher clinical spending related to NKX019 to support clinical trials in autoimmune diseases, which was partially offset by lower manufacturing and materials expenses; and
•
a $3.3 million increase in other research costs, primarily consisting of higher consulting and depreciation expenses, which was partially offset by lower facilities and licenses expenses due to lower headcount.

General and administrative expenses. General and administrative expenses were $6.3 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $26.3 million and $25.9 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $0.8 million for the three months ended September 30, 2026 was primarily due to a $0.8 million ROU asset impairment expense recorded in September 2025. The increase of $0.4 million for the nine months ended September 30, 2026 was primarily due to a $8.0 million impairment expense of equipment, leasehold improvements and right-of-use assets in June 2026, partially offset by a $0.8 million ROU asset impairment expense recorded in September 2025 and a $6.9 million decrease in personnel expenses, including $4.8 million in severance expenses from the reduction in force incurred in March 2025.

Interest income. Interest income was $2.2 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively, and $7.6 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively. The decreases of $1.6 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, were primarily due to lower average investment balances and lower average interest rates in the current period. Interest income includes interest earned from investments, partially offset by amortization of purchase premiums and accretion of discounts of investments.

Other income (expense), net. Other income (expense), net was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $2.2 million for the three and nine months ended September 30, 2025, respectively. The decrease of $1.5 million each for each of the three and nine months ended September 30, 2026 was primarily due to $1.7 million of recognition of employee retention tax credits received under the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents, restricted cash and investments of $216.0 million. We estimate that all $265.1 million in net proceeds from our July 2020 initial public offering have been spent. On April 28, 2022, we received $215.3 million in net proceeds, after deducting underwriting discounts, commissions and other offering expenses, in connection with our secondary offering of our common stock. On March 27, 2024, we received $225.1 million in net proceeds from an underwritten public offering, after deducting underwriting discounts, commissions and expenses, described further below.

On March 27, 2024, we completed an underwritten public offering utilizing a Form S-3 Shelf Registration Statement, pursuant to which we sold an aggregate of (i) 21,010,000 shares of common stock at a price of $10.00 per share, and (ii) pre-funded warrants to purchase 3,000,031 shares of common stock at a price of $9.9999 per pre-funded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.0001 per share, subject to certain ownership limitations. As of September 30, 2026, none of the pre-funded warrants have been exercised. We raised $240.1 million in gross proceeds before underwriting discounts, commissions and other expenses of $15.0 million.

On March 25, 2026, we filed a Registration Statement on Form S-3 (the “2026 Shelf Registration Statement”), covering the offer and sale from time to time, pursuant to Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), of up to $350.0 million in aggregate offering price of shares of the Company’s common stock, shares of the Company’s preferred stock, debt securities, warrants, rights and/or units. The 2026 Shelf Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on April 3, 2026. The 2026 Shelf Registration Statement included a prospectus covering the offer and sale from time to time of up to $100.0 million in aggregate offering price of shares of the Company’s common stock through an “at-the-market” equity offering program (the “ATM Offering Program”) with Stifel, Nicolaus & Company, Incorporated, as sales agent. As of September 30, 2026, no sales of the Company’s common stock had been made pursuant to the ATM Offering Program.

We have incurred net losses and negative cash flows from operations since our inception. As of September 30, 2026, we had an accumulated deficit of $749.8 million and anticipate that we will continue to incur net losses for the foreseeable future. We expect to incur substantial expenditures as we develop our product pipeline and advance our drug candidates through clinical development, undergo the regulatory approval process and, if approved, launch commercial activities. Specifically, in the near term we expect to incur substantial expenses relating to initiating and completing our clinical trials, the development and validation of our manufacturing processes, and other development activities.

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

We believe that our current cash, cash equivalents and investments as of September 30, 2026 will be sufficient to meet our cash needs for at least 12 months following the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(78,258)	$(67,052)
Net cash provided by investing activities	86,153	99,216
Net cash provided by financing activities	825	77
Net increase in cash and cash equivalents	$8,720	$32,241

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $78.3 million primarily due to a net loss of $101.5 million adjusted for an increase in net change in operating assets and liabilities of $2.5 million, which was offset by net non-cash charges of $20.8 million. The change in net operating assets and liabilities was primarily due to an increase in accounts payable and prepaid expenses, and a decrease in operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of impairment expenses of $8.0 million, stock-based compensation of $5.5 million, depreciation and amortization of $7.1 million, and non-cash lease expense of $1.6 million, which was offset by investment accretion and amortization of $1.5 million.

Net cash used in operating activities for the nine months ended September 30, 2025 was $67.1 million primarily due to a net loss of $76.7 million adjusted for a decrease in net change in operating assets and liabilities of $2.4 million, which was offset by net non-cash charges of $12.0 million. The change in net operating assets and liabilities was primarily due to an increase in prepaid expenses, and a decrease in accounts payable and operating lease liability. Cash flows from operations are generally impacted by the timing of payments to vendors and vendor payment terms. The non-cash charges primarily consisted of stock-based compensation of $6.7 million, depreciation and amortization of $6.9 million, which was partially offset by investment accretion and amortization of $3.7 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $86.2 million, which consisted primarily of proceeds from the sales and maturities of marketable securities of $194.2 million and sale of property and equipment of $0.1 million, partially offset by the purchase of marketable securities of $106.3 million and the purchase of property and equipment of $1.8 million.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $99.2 million, which consisted primarily of proceeds from the sales and maturities of marketable securities of $247.0 million, partially offset by the purchase of marketable securities of $147.1 million and the purchase of property and equipment of $0.6 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $0.8 million, which consisted primarily of proceeds from stock option exercises. There was immaterial cash provided by financing activities for the nine months ended September 30, 2025.

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

Material Cash Requirements

As of September 30, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the SEC on March 25, 2026.

See Note 6 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our lease liability.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on March 25, 2026.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our officers and directors. We believe the fair value of the indemnification rights and agreements is minimal. Accordingly, we have not recorded any liabilities for these indemnification rights and agreements as of September 30, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and president, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, may not prevent all error or fraud and can provide only reasonable, not absolute, assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer (principal executive officer) and president (principal financial officer) concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2026, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as all of the other information contained in this Quarterly Report on Form 10-Q, before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could significantly harm our business, financial condition, results of operations and growth prospects. In such case, the trading price of shares of our common stock could decline, and you may lose part or all of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission ("SEC") on March 25, 2026, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and filed with the SEC on May 12, 2026, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and filed with the SEC on August 10, 2026, are set forth below and are unchanged substantively as of the date of this Quarterly Report on Form 10-Q, except for those risks designated by an asterisk (*).

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

We have incurred significant losses since our inception, and we expect to continue to incur significant losses for the foreseeable future.*

Since our inception in 2015, we have incurred significant operating losses. Our net losses were $101.5 million, $104.1 million and $108.8 million for the nine months ended September 30, 2026 and the years ended December 31, 2025 and 2024, respectively. Our accumulated deficit was $749.8 million as of September 30, 2026. We expect to continue to incur increasing operating losses for the foreseeable future as we continue to develop NKX019 and any future product candidates. In addition, we anticipate that our expenses will increase substantially if, and as, we:

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

We will require additional capital, which, if available, may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.*

We have financed our operations primarily through private placements of our preferred stock, proceeds from our previous collaboration with GlaxoSmithKline, proceeds from our initial public offering ("IPO") completed in July 2020, proceeds from our "at the market" equity offering program (the "ATM Offering Program"), and proceeds from both our underwritten public offering of our common stock completed in April 2022 and our underwritten public offering of our common stock and pre-funded warrants completed in March 2024 (collectively, the "Secondary Offerings"). We estimate that we used the proceeds of our IPO primarily to advance our product candidates through preclinical studies and clinical trial programs, the construction of our manufacturing facility, and for working capital and general corporate purposes, and that we have and will continue to use the proceeds from our Secondary Offerings and ATM Offering Program to, among other uses, advance NKX019 further in clinical development. However, developing pharmaceutical products and conducting preclinical studies and clinical trials is expensive. Advancing NKX019 or any other product candidate into pivotal trials will require us to raise additional capital. As of September 30, 2026, we had cash, cash equivalents, restricted cash, and investments of $216.0 million. Our research and development expenses were $90.4 million for the year ended December 31, 2025, $96.7 million for the year ended December 31, 2024, $83.5 million for the nine months ended September 30, 2026, and $65.1 million for the nine months ended September 30, 2025.

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

There are no cell therapies licensed to date in the United States or elsewhere to treat autoimmune diseases and we have no prior experience in developing treatments for autoimmune diseases. We cannot guarantee that our development of NKX019 for the treatment of LN, pMN, scleroderma, myositis, AAV, or RA will be successful. We currently consider myositis and scleroderma to be our leading indications, and adverse results or delays in these indications could have a disproportionate effect on our development plans and on the perceived prospects of NKX019. We may also choose to develop NKX019 for additional autoimmune or other indications, but we may not be able to advance NKX019 through the development process for any of these additional indications. Even if we receive regulatory approval to market NKX019 for the treatment of LN, pMN, scleroderma, myositis, AAV, RA, or any additional indications, NKX019 for any of these indications may not be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize NKX019 for LN, pMN, scleroderma, myositis, AAV, RA, or these additional autoimmune indications, our commercial opportunity will be limited, and our business, financial condition and growth prospects will be materially adversely affected.

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

As we evaluate our product candidate, we may decide to modify certain aspects of the clinical trial protocols. For example, in May 2025, we announced the modification of the LD prior to administration with NKX019 in our Ntrust-1 and Ntrust-2 clinical trials to use a combination of Flu and Cy, with the option for patients with cytopenias to continue to receive Cy alone as modified LD, and in November 2025, we announced the implementation of a streamlined enrollment process that enables participant data from both the Ntrust-1 and Ntrust-2 clinical trials to be reviewed by a combined iDSMB to inform dose-escalation decisions. In April 2026, we announced that we had reached agreement with the FDA on further protocol amendments to enable outpatient administration of NKX019, the option to re-dose patients, if needed, the addition of a rheumatoid arthritis cohort to Ntrust-2, and the removal of geographic monitoring requirements. Subsequent to this announcement, the protocol amendments were submitted to the FDA and

IRBs and approved by the central IRB. The shift to outpatient administration is designed to expand access to NKX019 clinical trials to community rheumatology centers and community research centers, and we have begun dosing patients at such sites. These sites may have less experience administering cell therapies and less specialized infrastructure for managing potential adverse events associated with cell therapy compared to academic medical centers, which could result in delays in site qualification and activation, increased need for site training and oversight, or potential safety events that could adversely affect our clinical program. The incorporation of these changes into both study protocols and implementation at clinical trial sites may take additional time and resources to implement, resulting in initial delays in enrollment. Specifically, in relation to the modification of the LD, physicians may exercise more caution when enrolling patients in our clinical trials.

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

From time to time, we may publicly disclose preliminary or “topline” data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial, including as patient enrollment continues and more data on existing patients becomes available. For example, the initial Ntrust-1 and Ntrust-2 data, including safety data, that we expect to present at ACR Convergence 2026 in November 2026 are as of the applicable data cutoffs, reflect a limited number of patients with limited follow-up, and may not be predictive of future results. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from, and may not be indicative of, future results of the same clinical trials, or different conclusions or considerations may qualify such topline results once additional data have been received and fully evaluated. For example, the preliminary results from our most recent cohort in our Phase 1 NKX019 clinical trial for the treatment of B-cell malignancies did not meet expectations. Based on these data and the highly competitive landscape for treatments of B-cell malignancies, in 2024 we decided to refocus our research and development activities on autoimmune diseases and deprioritized further development of NKX019 for the treatment of B-cell malignancies. Also, we deprioritized further development of another product candidate, NKX101, following an interim evaluation of the data from the most recent dose-expansion cohort of our NKX101 Phase 1 clinical trial.

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

We may need to increase the size of our organization, and we may experience difficulties in managing growth.*

As of September 30, 2026, we had 103 full-time employees. Our operation may require us to expand our managerial, operational, clinical, quality, human resources, legal, manufacturing, supply chain, finance, commercial and/or other resources in the future in order to manage our clinical trials, continue our development activities and eventually commercialize our product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, competition for qualified personnel needed to support this future growth is intense and it may be difficult for us to attract and retain quality personnel generally, and as a result of any impact a reduction in force may have on potential employees’ perception of our company and culture.

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

Duration of patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time, and the expiration of our patents may subject us to increased competition.*

As of September 30, 2026, the patent portfolio that is assigned to us, jointly owned with others or licensed to us includes issued patents in the United States, Europe, Japan, and other jurisdictions outside the United States, and pending patent applications in the United States, Europe, Japan, and other jurisdictions outside the United States, including issued patents and patent applications related to NKX019 and our NK cell engineering platform. Our portfolio of issued patents, excluding pending patent applications, has estimated expiration dates between 2024 and 2043, subject to any patent terms adjustments or extensions. Our portfolio, including issued patents, and including pending applications, to the extent they issue as patents or are used to establish nonprovisional patent applications that issue as patents, is expected to have estimated expiration dates between 2034 and 2047, subject to any patent terms adjustments or extensions. For instance, composition-of-matter claims in our licensed patent portfolio that relate to our NKSTIM cells are estimated to have expired in Q4 2024, subject to any patent terms adjustments or extensions. We plan to file additional patent applications that could potentially allow for further increase of the exclusive market protection for certain uses of NKX019. However, we can provide no assurance that we will be able to file or receive additional patent protection for these or other product candidates.

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

The U.S. government may have certain rights in some of our licensed patents in accordance with the Bayh-Dole Act of 1980. These rights in certain technology developed under government-funded research include, for example, a nonexclusive, nontransferable, irrevocable, paid-up license to use those inventions for governmental purposes. In addition, the U.S. government may exercise certain "march-in rights," which require us to grant exclusive licenses to such inventions to a third party if the U.S. government determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; (iii) government action is necessary to meet requirements for public use under federal regulations; or (iv) the general requirement that patented products be manufactured substantially in the United States unless domestic manufacture is not feasible has not been satisfied or waived.

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

Concentration of ownership of our shares of common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.*

As of November 2, 2026, our directors and executive officers, and entities affiliated with them, as well as holders of more than 5% of our outstanding shares of common stock, in the aggregate beneficially own 37% of our common stock (based on 71,704,404 shares of our common stock outstanding and 3,000,031 shares that could be issued upon the exercise of pre-funded warrants). These stockholders, acting together, are able to control or significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly.*

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of stockholders intend to sell shares of our common stock, could reduce the market price of our common stock. As of November 2, 2026 we had 74,704,435 shares of common stock outstanding (including pre-funded warrants).

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

Repurchase of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each item is defined in Item 408(a) of Regulation S-K.

Director Resignation

On November 2, 2026, Simeon George notified the Company’s Board of Directors of his decision to resign as a member of the Board of Directors, effective November 9, 2026. Dr. George’s resignation is not a result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Nkarta, Inc.

Date: November 5, 2026	By:	/s/ Paul J. Hastings
Paul J. Hastings
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Nadir Mahmood
Nadir Mahmood
President
(Principal Financial Officer and Principal Accounting Officer)